Form 10-Q
period 2019-09-30
Crown Electrokinetics Corp.
filed 2020-03-20
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-232426

Crown ElectroKinetics Corp.

(Exact name of registrant as specified in its charter)

Delaware	47-5423944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 NE Circle Blvd., Corvallis, Oregon 97330

(Address of principal executive offices) (Zip Code)

(800) 674-3612

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value per share, outstanding as of March 19, 2020 was 17,191,000.

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.0001 par value		-

CROWN ELECTROKINETICS CORP.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

ii

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

CROWN ELECTROKINETICS CORP.

Condensed Balance Sheets

	September 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash & cash equivalents	$-	$99,447
Accounts receivable	24,788	24,788
Prepaid & other current assets	84,444	66,878
Total current assets	109,232	191,113
Property and equipment, net	110,257	102,378
Intangible assets, net	255,207	275,407
Deferred offering costs	155,311	104,141
TOTAL ASSETS	$630,007	$673,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$939,622	$517,807
Accrued expenses	350,443	95,040
Accrued interest	306,994	130,101
Cash overdraft	8,207	-
Notes payable, net of debt discount	2,736,907	1,926,117
Warrant liability	1,462,624	1,398,617
Related party payable	31,000	-
Total current liabilities	5,835,797	4,067,682
Total liabilities	5,835,797	4,067,682

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 16,396,000 shares outstanding as of September 30, 2019 and 9,875,000 shares outstanding as of March 31, 2019	1,640	988
Additional paid-in capital	6,663,488	3,448,857
Accumulated deficit	(11,870,918)	(6,844,488)
Total stockholders’ deficit	(5,205,790)	(3,394,643)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$630,007	$673,039

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Revenue	$-	$153,500	$-	$309,500
Cost of revenue	153,500	153,500	307,000	309,500
Gross loss	(153,500)	-	(307,000)	-

Operating expenses:
Research and development	750,395	192,214	1,070,766	347,043
Selling, general and administrative	1,492,483	533,411	2,868,391	782,702
Total operating expenses	2,242,878	725,625	3,939,157	1,129,745

Loss from operations	(2,396,378)	(725,625)	(4,246,157)	(1,129,745)

Other income (expense):
Other income	-	398	-	8,635
Interest expense	(393,320)	(238,532)	(916,599)	(363,114)
Change in fair value of warrant liability	(11,482)	(24,343)	136,326	(62,711)
Total other expense	(404,802)	(262,477)	(780,273)	(417,190)

Net loss	$(2,801,180)	$(988,102)	$(5,026,430)	$(1,546,935)

Net loss per share, basic and diluted:	$(0.24)	$(0.11)	$(0.46)	$(0.17)

Weighted average shares outstanding, basic and diluted:	11,625,368	9,040,547	11,314,802	9,040,547

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Deficit

Three Months Ended September 30, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2019 (Unaudited)	16,050,000	$1,605	$4,634,601	$(9,069,738)	$(4,433,532)
Stock-based compensation expense	-	-	1,769,422	-	1,769,422
Issuance of common stock in connection with notes payable	346,000	35	259,465	-	259,500
Net loss	-	-	-	(2,801,180)	(2,801,180)
Balance as of September 30, 2019 (Unaudited)	16,396,000	$1,640	$6,663,488	$(11,870,918)	$(5,205,790)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2018 (Unaudited)	9,275,000	$928	$2,291,086	$(3,107,568)	$(815,554)
Stock-based compensation expense	-	-	231,029	-	231,029
Issuance of common stock in connection with notes payable	600,000	60	239,940	-	240,000
Beneficial conversion feature in connection with notes payable	-	-	100,535	-	100,535
Net loss	-	-	-	(988,102)	(988,102)
Balance as of September 30, 2018 (Unaudited)	9,875,000	$988	$2,862,590	$(4,095,670)	$(1,232,092)

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Deficit

Six Months Ended September 30, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2019	9,875,000	$988	$3,448,857	$(6,844,488)	$(3,394,643)
Stock-based compensation expense	6,000,000	600	2,601,245	-	2,601,845
Issuance of common stock and warrants in connection with cancellation of consulting agreement	100,000	10	264,510	-	264,520
Issuance of common stock in connection with notes payable	421,000	42	320,958	-	321,000
Beneficial conversion feature in connection with notes payable	-	-	27,918	-	27,918
Net loss	-	-	-	(5,026,430)	(5,026,430)
Balance as of September 30, 2019 (Unaudited)	16,396,000	$1,640	$6,663,488	$(11,870,918)	$(5,205,790)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2018	9,275,000	$928	$2,046,056	$(2,548,735)	$(501,751)
Stock-based compensation expense	-	-	437,886	-	437,886
Issuance of common stock in connection with notes payable	600,000	60	239,940	-	240,000
Beneficial conversion feature in connection with notes payable	-	-	138,708	-	138,708
Net loss	-	-	-	(1,546,935)	(1,546,935)
Balance as of September 30, 2018 (Unaudited)	9,875,000	$988	$2,862,590	$(4,095,670)	$(1,232,092)

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,026,430)	$(1,546,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,601,845	437,886
Issuance of common stock and warrants in connection with cancellation of consulting agreement	264,520	-
Depreciation and amortization	38,924	26,546
Amortization of debt discount	740,041	324,199
Change in fair value of warrant liability	(136,326)	62,711
Changes in operating assets and liabilities:
Accounts receivable	-	(56,542)
Prepaid and other current assets	(17,566)	(2,752)
Account payable	370,645	96,973
Accrued expenses	255,403	(32,923)
Accrued interest	176,893	42,675
Deferred revenue	-	(127,958)
Due to related parties	-	(8,635)
Net cash used in operating activities	(732,051)	(784,755)
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	(26,603)	(47,045)
Net cash used in investing activities	(26,603)	(47,045)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	31,000	(100,000)
Proceeds from issuance of senior secured convertible notes and common stock warrants	620,000	816,872
Change in cash overdraft	8,207	-
Net cash provided by financing activities	659,207	716,872

Net decrease in cash	(99,447)	(114,928)
Cash — beginning of period	99,447	168,222
Cash — end of period	-	$53,294

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid deferred offering costs	$155,311	$-
Unpaid research and development license included in accounts payable	$100,000	$100,000
Beneficial conversion feature in connection with notes payable	$27,918	$138,708
Issuance of common stock in connection with notes payable	$321,000	$240,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

Note 1 - Organization and Description of Business Operations

Crown ElectroKinetics Corp. (the “Company”) was incorporated in the State of Delaware on April 20, 2015. Effective October 6, 2017, the Company’s name was changed to Crown ElectroKinetics Corp. from 3D Nanocolor Corp. (“3D Nanocolor”).

On April 22, 2016, Marathon Patent Group (“Marathon”), owned 5,800,000 shares of 3D Nanocolor’s common stock and 3D Nanocolor was a wholly owned subsidiary of Marathon. On August 22, 2017, Marathon entered into a Retention Agreement with Doug Croxall, Marathon’s Chief Executive Officer and Chairman of the Board of Directors (the “Retention Agreement”). As part of the Retention Agreement, Mr. Croxall received all of the outstanding shares of 3D Nanocolor’s common stock held by Marathon and 1,000,000 stock warrants which had no value at the time of transfer. On September 29, 2017, Marathon transferred to Mr. Croxall, all of Marathon’s, title and interest in, and its ownership in the common stock of 3D Nanocolor Corp.

The Company is commercializing technology for smart or dynamic glass. The Company’s electrokinetic glass technology is an advancement on microfluidic technology that was originally developed by HP Inc.

On January 31, 2016, the Company entered into an Intellectual Property (“IP”), agreement with Hewlett-Packard Development Company, L.P. and HP, Inc., collectively (“HP”), to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in the Company’s products. Under the terms of the agreement, the license is to be used for research purposes only, has a purchase price of $200,000 for the technology and has a two year closing date. On April 12, 2016 the Company and HP entered into the first amendment to the agreement, which reduced the purchase price of the technology to $175,000, of which $75,000 was payable upon completion of the technology transfer and $100,000 was payable upon the first anniversary of the agreement’s effective date. On May 1, 2017, the Company and HP entered into the second amendment to the agreement which increased the purchase price for the technology to $375,000 and extended the closing date to January 31, 2020. Of such $375,000, $75,000 is payable upon completion of the technology transfer, $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable upon the third anniversary of the agreement’s effective date. On March 10, 2019, the Company and HP entered into the third amendment to the agreement, which extended the closing date to January 31, 2021, enumerated certain intellectual property owned by HP that is not subject to the exclusive license granted to the Company and revised the schedule of fees payable by the Company to HP, such that $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable before April 20, 2019. As of September 30, 2019 and the date of this report, the remaining $100,000 owed to HP for the research license has not been paid. The parties have subsequently agreed that such payment is not due until December 2019. The agreement grants the Company an option to purchase the related assignable patents at a purchase price of $1.4 million.

Company’s Initial Registration Statement

The initial registration statement registering the resale of certain shares of the Company’s common stock was declared effective on September 23, 2019.

Note 2 - Going Concern and Liquidity

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $11.9 million at September 30, 2019, a net loss of approximately $5.0 million, and approximately $0.7 million of net cash used in operating activities for the six months ended September 30, 2019.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. Substantial additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these condensed financial statements.

Note 3 - Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three and six months ended September 30, 2019 are not necessarily indicative of the results for the full year or the results for any future periods. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended March 31, 2019 included in the Company’s final prospectus for its registration statement dated as of September 9, 2019 and filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2019  pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2019 and March 31, 2019.

As of September 30, 2019, the Company recorded a bank overdraft of approximately $8,000 and it is presented as a liability on the accompanying balance sheet.

Concentrations of Credit Risk and Off-balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company has no financial instruments with off-balance sheet risk of loss.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years.

Finite Lived Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over the asset’s estimated economic life and are tested for impairment based on undiscounted cash flows and, if impaired, are written down to fair value based on discounted cash flows. The identified intangible assets are amortized over 10 years for the acquired technology.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the three and six months ended September 30, 2019 and 2018.

Fair Value Measurement

The Company follows the accounting guidance in Accounting Standards Codification (“ASC”) 820 for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s notes payable are classified within Level 3 of the fair value hierarchy because their fair values are estimated by utilizing valuation models and significant unobservable inputs. The carrying value of the notes payable and the senior secured promissory notes approximate fair value due to the short-term maturity of these instruments. The carrying value of the senior secured convertible notes approximate fair value due to the recent issuance date.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrants issued by the Company have been estimated using the Monte Carlo simulation.

Revenue Recognition

The Company adopted the new revenue standard, ASC 606, on March 31, 2019 using the full retrospective approach. The adoption did not have an effect on 2019 or 2018 revenue recognition or a cumulative effect on opening equity, as the timing and measurement of revenue recognition is materially the same as under ASC 605. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the company satisfies a performance obligation

For contracts where the period between when the Company transfers a promised good or service to the customer and when the customer pays is one year or less, the Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component.

The Company’s performance obligation is to provide a development service that enhances an asset that the customer controls. The Company receives upfront payments in advance of providing services and payment upon reaching milestones.

The Company is not be able to reasonably measure the outcome of its performance obligations that are satisfied over time because it is in the early stages of the contracts. Therefore, the amount of performance that will be required in its contracts cannot be reliably estimated and the Company recognizes revenue up to the amount of costs incurred.

As of September 30, 2019, the Company has variable consideration of $75,000 that is constrained using the most likely amount approach because it is dependent upon reaching a milestone.

Research and Development

Research and development costs, including in-process research and development acquired as part of an asset acquisition for which there is no alternative future use, is expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For the three months ended September 30, 2019 and 2018, the Company recorded stock-based compensation of $1.8 million and $0.2 million, respectively. For the six months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense of $2.9 million and $0.4 million, respectively, (See Note 10).

For the six months ended September 30, 2019 the Company’s stock-based compensation expense consisted of $2.6 million related to its fully vested stock options and restricted stock granted to employees and consultants, and $0.3 million related to the shares of common stock and warrants issued in connection with the cancellation of a consulting agreement. For the six months ended September 30, 2018 the Company’s stock-based compensation expense was related to its fully vested stock options and restricted stock granted to employees and consultants.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

Income taxes

Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

ASC Topic 740, Income Taxes, (“ASC 740”), also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

In its financial statements, the Company utilizes an expected annual effective tax rate in determining its income tax provisions for the interim periods. That rate differs from U.S. statutory rates primarily as a result of valuation allowance related to the Company’s net operating loss carryforward as a result of the historical losses of the Company.

Net Loss per Share

ASC 260, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2019 and 2018 are as follows:

	September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Warrants to purchase common stock	5,257,342	3,354,880
Options to purchase common stock	5,813,500	4,028,500
Unvested restricted stock awards	5,250,003	-
Convertible notes	11,319,822	8,207,993
	27,640,667	15,591,373

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

Recent Accounting Pronouncements

The Company is considered to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Securities and Exchange Act of 1934.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date , ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard on April 1, 2019 using the modified retrospective approach. Such adoption did not result in any impact to the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted upon issuance. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. The standard is effective for non-public entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the effect that the standard will have on its financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer for a promised good or service that is distinct within the collaborative arrangement. The guidance also precludes entities from presenting amounts related to transactions with a collaborative arrangement participant that is not a customer as revenue, unless those transactions are directly related to third-party sales. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect that the standard will have on its financial statements and related disclosures.

Note 4 – Fair Value Measurements

During the six months ended September 30, 2019 and the year ended March 31, 2019, the Company issued warrants totaling 658,508 and 2,869,303 related to its convertible notes. The warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other expense on the condensed statements of operations and disclosed in the condensed financial statements.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants granted during the six months ended September 30, 2019 and the year ended March 31, 2019 is as follows:

	September 30, 2019	March 31, 2019
	(Unaudited)
Dividend yield	0%	0%
Expected price volatility	50%	50%
Risk free interest rate	1.71-2.18%	2.16 - 2.69%
Expected term	4 years	4 years

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2019 and March 31, 2019:

	Fair value measured at September 30, 2019 (Unaudited)
	Total carrying value at September 30, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Warrant liability	$1,462,624	$-	$-	$1,462,624

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

	Fair value measured at March 31, 2019
	Total carrying value at March 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Warrant liability	$1,398,617	$-	$-	$1,398,617

For the six months ended September 30, 2019 there was a change of approximately $0.1 million, and for the year ended March 31, 2019 there was a change of approximately $0.6 million in Level 3 liabilities measured at fair value, respectively.

Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

The following tables presents changes in Level 3 liabilities measured at fair value for the three and six months ended September 30, 2019.

Warrant Liability
Balance at March 31, 2019	$1,398,616
Issuance of warrants in connection with convertible notes	200,334
Change in fair value	(147,808)
Balance at June 30, 2019 (Unaudited)	$1,451,142
Change in fair value	11,482
Balance at September 30, 2019 (Unaudited)	$1,462,624

The following tables presents changes in Level 3 liabilities measured at fair value for the three and six months ended September 30, 2018.

Warrant Liability
Balance at March 31, 2018	$141,519
Issuance of warrants in connection with convertible notes	44,827
Change in fair value	38,368
Balance at June 30, 2018 (Unaudited)	$224,714
Issuance of warrants in connection with convertible notes	332,199
Change in fair value	24,343
Balance at September 30, 2018 (Unaudited)	$581,256

Note 5 – Property & Equipment, Net

Property and equipment, net, consists of the following:

	September 30,	March 31,
	2019	2019
	(Unaudited)
Equipment	$148,814	$122,210
Computer software	5,440	5,441
Leasehold improvements	6,640	6,640
Total	160,894	134,291
Less accumulated depreciation and amortization	(50,637)	(31,913)
Property and equipment, net	$110,257	$102,378

Depreciation expense for the three months ended September 30, 2019 and 2018 was approximately $9,000 and $3,000 respectively. Depreciation expense for the six months ended September 30, 2019 and 2018 was approximately $19,000 and $6,000 respectively.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

Note 6 – Intangible Assets

On January 31, 2016, the Company, entered into an IP agreement with HP to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in the Company’s products. Under the terms of the agreement, the license is to be used for research purposes only, has a purchase price of $200,000 for the technology and a two year closing date. On April 12, 2016 the Company and HP entered into the first amendment to the agreement, which provided that, with respect to the remainder of the purchase price, $75,000 was payable upon completion of the technology transfer and $100,000 was payable upon the first anniversary of the agreement’s effective date. The sales agreement entered into with HP concurrently with the first amendment to the agreement allocated $25,000 of the $200,000 purchase price to acquire equipment to be used in the research. On May 1, 2017, the Company and HP entered into the second amendment to the agreement which increased the purchase price for the technology to $375,000 and extended the closing date to January 31, 2020. Of such $375,000, $75,000 is payable upon completion of the technology transfer, $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable upon the third anniversary of the agreement’s effective date. On March 10, 2019, the Company and HP entered into the third amendment to the agreement, which extended the closing date to January 31, 2021, enumerated certain intellectual property owned by HP that is not subject to the exclusive license granted to the Company and revised the schedule of fees payable by the Company to HP, such that $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable before April 20, 2019. The parties have subsequently agreed that such payment is not due until December 2019.

Under the guidance of ASC 350, Intangibles – Goodwill and Other Intangibles, the Company recorded the research license at the cost to acquire the license. As of March 31, 2019, the Company has paid $275,000 for the transfer of the technology. The remaining $100,000 has been accrued and will be paid over the remaining term of the license. The research license will be amortized over a 10 year useful life.

Amounts due under the HP agreement are as follows:

Balance due as of March 31, 2016	$175,000
Payment on transfer of technology - April 29, 2016	(75,000)
Payment on first anniversary of effective date - January 31, 2017	(100,000)
Balance due as of March 31, 2017	-
Increase in purchase price of intellectual property - May 1, 2017	200,000
Payment on second anniversary of effective date - January 31, 2018	(50,000)
Balance due as of March 31, 2018	150,000
Payment on July 30, 2018	(50,000)
Balance due as of March 31, 2019	100,000
Balance due as of September 30, 2019	$100,000

The carrying amounts related to the research license as of September 30, 2019 and March 31, 2019 were as follows:

	September 30,	March 31,
	2019	2019
	(Unaudited)
Research license	$375,000	$375,000
Total	375,000	375,000
Accumulated amortization	(119,793)	(99,593)
Research license, net	$255,207	$275,407

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

The following table represents the total estimated amortization for the research license for the five succeeding years and thereafter as of September 30, 2019:

Estimated Amortization Expense
(Unaudited)
2020	$20,200
2021	40,290
2022	40,290
2023	40,290
Thereafter	114,137
Total	$255,207

For the three months ended September 30, 2019 and 2018, amortization expense was approximately $10,000 for each period, respectively. For the six months ended September 30, 2019 and 2018, the Company recorded amortization expense of approximately $20,000 for each period, respectively.

The Intellectual Property Agreement grants the Company an option to purchase the related assignable patents for a purchase price of $1.4 million and must be exercised at least 60 days prior to the closing date of January 31, 2021. The Company will be responsible for all costs associated with the assignable patents and will pay a royalty of 3.0% of the gross revenues received by the Company and its Affiliates for the sale, rental, license or other disposition of the licensed products. As of September 30, 2019 and the date of this report, the Company has not exercised this option.

Note 7 – Accrued Expenses

As of September 30, 2019 and March 31, 2019, the Company’s accrued expenses consisted of payroll and related expenses of approximately $0.4 million and $0.1 million, respectively.

Note 8 – Notes Payable:

Notes payable at September 30, 2019 and March 31, 2019 consist of the following:

	September 30, 2019	March 31, 2019
	(Unaudited)
Notes payable, due January 1, 2018	$50,000	$50,000
Senior secured promissory note, due November 12, 2019	200,000	200,000
Senior secured convertible notes, due April 1, 2019 - March 27, 2020	2,877,710	2,238,535
	3,127,710	2,488,535
Less: unamortized debt discount	(390,803)	(562,418)
Total notes	$2,736,907	$1,926,117

Notes Payable

In June 2017, the Company issued notes payable with an aggregate principal balance of $50,000 for an equal amount of proceeds. The notes accrue interest at 15% per annum and were due and payable on January 1, 2018. Upon closing of a sale (or series of related sales) by the Company of its Preferred Stock prior to January 1, 2018, from which the Company receives gross proceeds of not less than $25,000 (excluding the aggregate amount of securities converted into Preferred Stock in connection with such sale), the principal balance of the notes, and all accrued interest thereon, automatically convert into the number of Preferred Stock sold in such offering at a conversion price equal to the lower of: i) 80% of the offering price, or ii) a conversion price determined by dividing $1,000,000 by the then-outstanding fully-diluted common shares outstanding. The notes may also be converted by the holder on or after the maturity date into the number of Series Seed preferred stock of the Company determined by dividing $1,000,000 by the then-outstanding fully-diluted common shares outstanding.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

Upon certain defined fundamental transactions, the holder may either i) request conversion of the outstanding principal and accrued interest into the number of common shares of the Company at a conversion price determined by dividing $1,000,000 by the then-outstanding fully-diluted common shares outstanding, or ii) request cash settlement of the accrued interest and 200% of the outstanding principal.

As of September 30, 2019 accrued interest was approximately $17,000.

Senior Secured Promissory Note

On January 1, 2018, the Company issued a senior secured promissory note with a principal balance of $300,000, for proceeds of $250,000, resulting in an original issue discount of $50,000. The note is secured by the assets of the Company, has a maturity date of July 1, 2018 and may be prepaid at any time prior to the maturity date. The note bears no interest if the principal is repaid in full on or prior to the maturity date. Upon the occurrence of an event of default, the note will bear an annual interest rate of 10%. The discount is being amortized to interest expense over the term of the debt using the effective interest method.

On April 1, 2019, the Company entered into the third amendment which extended the note term to July 1, 2019. On August 27, 2019, the Company entered into the fourth amendment which extended the note term to November 12, 2019. On January 20, 2020, the Company entered into the fifth amendment which extended the note term to April 20, 2020. As consideration for the extension, the Company issued 200,000 shares of its common stock at a fair value of $150,000 or $0.75 per share.

As of September 30, 2019 accrued interest was approximately $42,000.

Senior Secured Convertible Note

On March 31, 2018, the Company issued a senior secured convertible notes with a principal balance of $315,000 for proceeds of $265,000, resulting in an original issue discount of $50,000. The notes bear interest at 12% per annum and mature on April 1, 2019. The notes are convertible by the holder at a price per common share equal to the lower of $3,000,000 divided by the number of common share outstanding on the date of conversion (“Fixed Conversion Price”) or 67% of the per share price of the Company’s first equity financing (“Variable Conversion Price”). Interest may be paid in cash or, if certain conditions are met, in shares of the Company, at the Company’s discretion. The note is secured by the Company’s intellectual property, including its registered trademarks, patents, and copyrights and any related applications, and all the associated goodwill related to the intellectual property. The notes may be prepaid by the Company, with 15 days’ notice, at 125% of unpaid principal and interest, and the holder may exercise its conversion right during the notice period. In the event of default, the notes pay a default rate of 24% per annum, and the holder may put the notes for cash or convert into a variable number of the Company’s shares at a 45% discount at 150% of the outstanding principal and accrued interest. The number of shares the holder may receive in either conversions is capped at 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of this note held by the holder.

In connection with issuance of the senior secured convertible notes, the Company issued the note holder a common stock purchase warrant with a term of four years, providing the holder with the right to purchase 1,009,008 shares of the Company’s common stock at March 31, 2019. The purchase price of one share of common stock under the warrant shall be 125% of the Fixed Conversion Price of the senior secured convertible notes. The purchase price is subject to downward adjustment for any dilutive issuance, as defined. Additionally, the warrant holder has the option to require the Company to cash settle the warrant, for the Black Scholes value of the remaining unexercised portion of the warrant, upon a fundamental transaction, as defined.

After allocating issuance proceeds to the warrant liability, the effective conversion price of the senior secured convertible notes was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion feature on the issuance date, resulting in an additional discount to the initial carrying value of the senior secured convertible notes of $123,481 with a corresponding credit to additional paid-in capital.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

Effective April 12, 2018, the holder transferred 20% of the 12% senior secured promissory note dated March 31, 2018 to a third party.

On April 10, 2019, the Company entered into the first amendment to its senior secured promissory note dated March 31, 2018. The amendment extends the notes maturity date to July 1, 2019, and as consideration for the extension, the Company issued 75,000 shares of its common stock for a fair value of $61,500 or $0.82 per share to the note holders. The Company accounted for the issuance of the shares as a debt modification using the guidance under ASC 470-50, Debt Modifications and Extinguishments, and during the three months ended June 30, 2019, recorded a debt discount of $61,500 related to the issuance of the shares. As of June 30, 2019, the debt discount was fully expensed and is included in the accompanying statement of operations as interest expense.

On August 27, 2019, the Company entered into the second amendment to its senior secured promissory note which extended the note term to October 1, 2019. As consideration for the extension, the Company issued 10,000 shares of its common stock at a fair value of $7,500 or $0.75 per share.

On January 24, 2020, the Company entered into the third amendment to its senior secured promissory note which extended the note term to July 23, 2020. As consideration for the extension, the Company issued 60,000 shares of its common stock at a fair value of $45,000 or $0.75 per share.

Financing Agreement

On May 23, 2018, the Company entered into a Financing Agreement to facilitate the growth of the Company and the Company’s strategy for public listing by way of the filing of a Registration Statement Form S-1 with the U.S. Securities and Exchange Commission. The financing will consist of Four Investment Units of Senior Secured Notes with a minimum amount of $1.0 million and a maximum of $4.0 million. The lead investor will participate in this offering for a minimum of $500,000. Each Investment Unit will have a minimum amount of $250,000 and consist of a Senior Secured Note. These Notes will be secured by any and all stock held by the Company’s management and all assets held by the Company and its subsidiaries.

12% Senior Secured Convertible Promissory Notes

On May 31, 2018, July 11, 2018, and July 27, 2018 the Company entered into senior secured convertible promissory notes to its senior secured convertible note issued on March 31, 2018, which provides the Company an additional $274,050 with an OID of $19,050 for net proceeds of $255,000.The notes bear interest at 12% per annum and mature on one year from the issuance date. Interest may be paid in cash or, if certain conditions are met, in shares of the Company, at the Company’s discretion. The notes are convertible by the holder at a price per common share equal to the lower of $3,000,000 divided by the number of common share outstanding on the date of conversion (“Fixed Conversion Price”) or 67% of the per share price of the Company’s first equity financing (“Variable Conversion Price”). Interest may be paid in cash or, if certain conditions are met, in shares of the Company, at the Company’s discretion. The note is secured by the Company’s intellectual property, including its registered trademarks, patents, and copyrights and any related applications, and all the associated goodwill related to the intellectual property. The notes may be prepaid by the Company, with 15 days’ notice, at 125% of unpaid principal and interest, and the holder may exercise its conversion right during the notice period. In the event of default, the notes pay a default rate of 24% per annum, and the holder may put the notes for cash or convert into a variable number of the Company’s shares at a 45% discount at 150% of the outstanding principal and accrued interest. The number of shares the holder may receive in either conversions is capped at 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of this note held by the holder.

In connection with issuance of the senior secured convertible promissory notes, the Company issued the note holder a common stock purchase warrant with a term of four years, providing the holder with the right to purchase 848,611 shares of the Company’s common stock. The purchase price of one share of common stock under the warrant shall be 125% of the Fixed Conversion Price of the senior secured convertible promissory notes. The purchase price is subject to downward adjustment for any dilutive issuance, as defined. Additionally, the warrant holder has the option to require the Company to cash settle the warrant, for the Black Scholes value of the remaining unexercised portion of the warrant, upon a fundamental transaction, as defined.

After allocating issuance proceeds to the warrant liability, the effective conversion price of the senior secured convertible promissory notes was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion feature on the issuance date, resulting in an additional discount to the initial carrying value of the senior secured convertible promissory notes of $116,779 with a corresponding credit to additional paid-in capital.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

8% Senior Secured Convertible Promissory Notes

On August 13, 2018, November 14, 2018, December 24, 2018 and December 28, 2018, the Company entered into senior secured promissory notes for $1,082,474. The notes have an OID of $102,474 and the company received net proceeds of $980,000. The Company received proceeds of $750,000 related to its August 13, 2018 senior secured promissory note, of which $500,000 was disbursed to the Company and $250,000 was held in an escrow account. As of December 31, 2018, the $250,000 of proceeds held in escrow were disbursed to the Company. The notes bear interest at 8% per annum and the August and December notes mature one year from the issuance date. The November note matures on August 10, 2019 and the maturity date may be extended to August 10, 2020. Interest may be paid in cash or, if certain conditions are met, in shares of the Company, at the Company’s discretion. The notes are convertible by the holder at a price per common share equal to the lower of $12,000,000 divided by the number of common share outstanding on the date of conversion (“Fixed Conversion Price”) or in the event that the Company consummates any financing in which the pre-money valuation of the Company shall be less than $12,000,000 (the “Reduced Valuation”), then, from and after the consummation of such Reduced Valuation Transaction, the price shall be the quotient of 90% of the Reduced Valuation divided by the then-outstanding number of the Company’s common stock. Interest may be paid in cash or, if certain conditions are met, in shares of the Company, at the Company’s discretion. The notes are secured by the Company’s intellectual property, including its registered trademarks, patents, and copyrights and any related applications, and all the associated goodwill related to the intellectual property. The notes may be prepaid by the Company, with 15 days’ notice, at 125% of unpaid principal and interest, and the holder may exercise its conversion right during the notice period. In the event of default, the notes pay a default rate of 24% per annum, and the holder may put the notes for cash or convert into a variable number of the Company’s shares at a 45% discount at 150% of the outstanding principal and accrued interest. The number of shares the holder may receive in either conversions is capped at 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of this note held by the holder.

Effective August 13, 2018, the holder transferred 20% of the 12% senior secured promissory notes dated May 31, 2018, July 11, 2018 and July 27, 2018 and 20% of the 8% senior secured promissory note dated August 13, 2018, to a third party.

On August 27, 2019, the Company entered into the first amendment related to its senior secured convertible promissory notes dated May 31, 2018, July 11, 2018, July 27, 2018 and August 13, 2018, which extended the notes term to November 12, 2019. As consideration for the extension, the Company issued 10,000 shares of its common stock at a fair value of $7,500 or $0.75 per share. On November 11, 2019 the Company entered into the second amendment which extended the notes term to January 4, 2020. On January 24, 2020, the Company entered into the third amendment which extended the notes term to July 23, 2020. As consideration for the extension, the Company issued 60,000 shares of its common stock at a fair value of $45,000 or $0.75 per share.

On August 27, 2019, the Company entered into the first amendment related to its senior secured convertible promissory note dated November 14, 2018, which extended the note term to November 12, 2019. As consideration for the extension, the Company issued 10,000 shares of its common stock at a fair value of $7,500 or $0.75 per share. On November 11, 2019 the Company entered into the second amendment which extended the note term to January 4, 2020. On January 24, 2020, the Company entered into the third amendment which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 15,000 shares of its common stock at a fair value of $11,250 or $0.75 per share.

On January 24, 2020, the Company entered into the first amendment related to its senior secured convertible promissory note dated December 24, 2018, which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 15,000 shares of its common stock at a fair value of $11,250 or $0.75 per share.

On January 24, 2020, the Company entered into the first amendment related to its senior secured convertible promissory note dated December 28, 2018, which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 5,000 shares of its common stock at a fair value of $3,750 or $0.75 per share.

From January 11, 2019 through March 31, 2019, the Company entered into senior secured promissory notes for net proceeds totaling $521,000, recorded an OID of $46,010 and a principal balance totaling $567,010. The notes bear interest at 8% per annum and mature one year from the issuance date. Interest may be paid in cash or, if certain conditions are met, in shares of the Company, at the Company’s discretion. The notes are convertible by the holder at a price per common share equal to the lower of $12,000,000 divided by the number of common share outstanding on the date of conversion (“Fixed Conversion Price”) or in the event that the Company consummates any financing in which the pre-money valuation of the Company shall be less than $12,000,000 (the “Reduced Valuation”), then, from and after the consummation of such Reduced Valuation Transaction, the price shall be the quotient of 90% of the Reduced Valuation divided by the then-outstanding number of the Company’s common stock. Interest may be paid in cash or, if certain conditions are met, in shares of the Company, at the Company’s discretion. The notes are secured by the Company’s intellectual property, including its registered trademarks, patents, and copyrights and any related applications, and all the associated goodwill related to the intellectual property. The notes may be prepaid by the Company, with 15 days’ notice, at 125% of unpaid principal and interest, and the holder may exercise its conversion right during the notice period. In the event of default, the notes pay a default rate of 24% per annum, and the holder may put the notes for cash or convert into a variable number of the Company’s shares at a 45% discount at 150% of the outstanding principal and accrued interest. The number of shares the holder may receive in either conversions is capped at 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of this note held by the holder.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

On January 24, 2020, the Company entered into the first amendment related to its senior secured convertible promissory note dated January 11, 2019, which extended the note term to April 23, 2020.

On March 13, 2020, the Company entered into first amendments related to its senior secured convertible promissory notes dated February 15, 2019 through March 17, 2019, which extended the note terms by 180 days from the original maturity dates.

In connection with issuance of the senior secured promissory notes, the Company issued the note holder a common stock purchase warrant with a term of four years, providing the holder with the right to purchase 1,234,775 shares of the Company’s common stock. The purchase price of one share of common stock under the warrant shall be 125% of the Fixed Conversion Price of the senior secured convertible promissory notes. The purchase price is subject to downward adjustment for any dilutive issuance, as defined. Additionally, the warrant holder has the option to require the Company to cash settle the warrant, for the Black Scholes value of the remaining unexercised portion of the warrant, upon a fundamental transaction, as defined.

After allocating issuance proceeds to the warrant liability, the effective conversion price of the senior secured promissory notes was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion feature on the issuance date, resulting in an additional discount to the initial carrying value of the senior secured promissory notes of $31,392 with a corresponding credit to additional paid-in capital.

From April 2, 2019 through June 10, 2019, the Company entered into convertible promissory notes with a principal balance totaling $639,175. The notes contain an OID totaling $19,175 and the Company received net proceeds of $620,000. The notes bear interest at 8% per annum and mature one year from the issuance date. Interest may be paid in cash or, if certain conditions are met, in shares of the Company, at the Company’s discretion. The notes are convertible by the holder at a price per common share equal to the lower of $12,000,000 divided by the number of common share outstanding on the date of conversion (“Fixed Conversion Price”) or in the event that the Company consummates any financing in which the pre-money valuation of the Company shall be less than $12,000,000 (the “Reduced Valuation”), then, from and after the consummation of such Reduced Valuation Transaction, the price shall be the quotient of 90% of the Reduced Valuation divided by the then-outstanding number of the Company’s common stock. Interest may be paid in cash or, if certain conditions are met, in shares of the Company, at the Company’s discretion. The notes are secured by the Company’s intellectual property, including its registered trademarks, patents, and copyrights and any related applications, and all the associated goodwill related to the intellectual property. The notes may be prepaid by the Company, with 15 days’ notice, at 125% of unpaid principal and interest, and the holder may exercise its conversion right during the notice period. In the event of default, the notes pay a default rate of 24% per annum, and the holder may put the notes for cash or convert into a variable number of the Company’s shares at a 45% discount at 150% of the outstanding principal and accrued interest. The number of shares the holder may receive in either conversions is capped at 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of this note held by the holder.

In connection with issuance of the senior secured promissory notes, the Company issued the note holder a common stock purchase warrant with a term of four years, providing the holder with the right to purchase 658,508 shares of the Company’s common stock. The purchase price of one share of common stock under the warrant shall be 125% of the Fixed Conversion Price of the senior secured convertible promissory notes. The purchase price is subject to downward adjustment for any dilutive issuance, as defined. Additionally, the warrant holder has the option to require the Company to cash settle the warrant, for the Black Scholes value of the remaining unexercised portion of the warrant, upon a fundamental transaction, as defined.

After allocating issuance proceeds to the warrant liability, the effective conversion price of the senior secured promissory notes was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion feature on the issuance date, resulting in an additional discount to the initial carrying value of the senior secured promissory notes of $27,918 with a corresponding credit to additional paid-in capital.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

The carrying value of the senior secured convertible notes as of September 30, 2019 and March 31, 2019, is comprised of the following:

	September 30, 2019	March 31, 2019
	(Unaudited)
Principal value of convertible notes	$2,877,710	$2,238,535
Original issue discount	(236,710)	(217,535)
Discount resulting from allocation of proceeds to warrant liability	(1,002,026)	(801,693)
Discount resulting from beneficial conversion feature	(299,570)	(271,652)
Discount resulting from issuance of common stock	(561,000)	(240,000)
Amortization of discount	1,708,503	968,462
Net carrying value of Senior Secured Convertible Notes	$2,486,907	$1,676,117

The aggregate discount to the senior secured convertible note will be amortized to interest expense over the term of the note using the effective interest method. As of September 30, 2019, the total accrued interest in connection with the convertible notes was approximately $248,000.

Note 9 - Stockholders’ Deficit

Preferred Stock

As of September 30, 2019 and March 31, 2019, there were no shares of the Company’s par value $0.0001, 50,000,000 shares, of authorized preferred stock outstanding.

Common Stock and Warrants

During the six months ended September 30, 2019, the Company issued 421,000 shares of its par value $0.0001 common stock in connection with the Company’s convertible notes for a weighted average fair value of approximately $321,000, or $0.76 per share (See Note 8).

On May 7, 2019, the Company terminated a consulting agreement, which was initially dated September 17, 2018. The Company had engaged the consultant to serve as the exclusive placement agent in the offering of the Company’s securities. On May 8, 2019, as consideration for termination of the agreement, the Company issued 346,338 warrants to purchase shares of its common stock at a fair value of $182,520, and issued 100,000 shares of its common stock at a fair value of $82,000 or $0.82 per share.

Additional Paid-in Capital

During the six months ended September 30, 2019, the Company recorded a beneficial conversion feature of $27,918 related to its convertible notes issued for the period April 2019 through June 2019.

Note 10 – Stock-Based Compensation, Restricted Stock and Stock Options:

The Company grants equity based compensation under its 2016 Equity Incentive Plan (the “Plan”). The Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants. As of September 30, 2019, there is a total of 22,000,000 shares of the Company’s common stock available under the Plan.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

Stock-based compensation:

The Company recognized total expenses for stock-based compensation during the three and six months ended September 30, 2019 and 2018, which are included in the accompanying statements of operations, as follows (unaudited):

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018

Research and development expenses	$722,606	$115,290	$981,515	$232,846
Selling, general and administrative expenses	1,046,816	115,707	1,884,850	204,286
Total stock-based compensation	$1,769,422	$230,997	$2,866,365	$437,132

As of September 30, 2019, the Company had approximately $3.3 million of unrecognized compensation expense related to options and restricted stock granted under the Company’s equity incentive plan.

Restricted stock awards:

A summary of the Company’s restricted stock activity during the six months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at March 31, 2019	-	$-
Granted	6,000,000	$0.82
Vested	(749,997)	$0.82
Unvested at September 30, 2019 (Unaudited)	5,250,003	$0.82

The Company issued 6,000,000 shares of restricted stock to employees during the six months ended September 30, 2019.

The fair value of restricted stock awards are measured based on their fair value at the grant date and amortized over the vesting period of 24 months. As of September 30, 2019, the unrecognized stock-based compensation expense related to restricted stock awards was approximately $2.9 million.

Stock Options:

The Company provides stock-based compensation to employees, directors and consultants under the Plan. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk free interest rate is determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. There were no options granted during the six months ended September 30, 2019.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

A summary of activity under the Plan for the six months ended September 30, 2019 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2019	5,813,500	$0.18	9.2	$3,720,395
Outstanding at September 30, 2019 (Unaudited)	5,813,500	$0.18	8.7	$3,313,450

Exercisable at September 30, 2019 (Unaudited)	2,560,092	$0.19	8.7	$1,435,611

Warrants:

During the six months ended September 30, 2019, the Company issued 346,338 warrants to purchase shares of the Company’s common stock. During the three and nine months ended September 30, 2019, the Company recognized approximately $182,000 of stock-based compensation expense related to the warrants, respectively. The Company estimated the fair value of the warrants using the Black-Scholes pricing model consisting of; an expected term of 5 years, a risk free interest rate of 2.34%, a stock price of $0.82 per share and a volatility of 50%.

Note 11 – Related Parties

As of September 30, 2019, the Company owed $31,000 for advances from Mr. Doug Croxall, the Company’s chief executive officer. The advances are non-interest bearing, and a formal agreement has not been finalized as of the date of this report.

Note 12 – Commitments and Contingencies

Leases

On March 8, 2016, the Company entered into a lease agreement with Oregon State University, to lease office and laboratory space located at HP Campus Building 11, 1110 NE Circle Blvd, Corvallis, Oregon, for approximately $400 monthly. On July 1, 2016, the Company entered into the first amendment to the lease agreement which increased the monthly lease expense to approximately $1,200. On October 1, 2017, the Company entered into a sublease agreement, which provides for additional office space and the monthly lease payment increased to approximately $1,800. The lease expired on June 30, 2018 and the Company extended the lease through June 30, 2019. The monthly lease payment increased to approximately $4,500 for the months ended June 30 2018 through November 30, 2018, and increased to approximately $7,550 for the months ended December 31, 2018 through June 30, 2019.

On July 1, 2019, the Company entered into the fourth amendment to its lease with Oregon State University, which extends the lease expiration date to June 30, 2022. Beginning on July 1, 2020, and each July 1 thereafter, the monthly Operating Expense Reimbursement, as defined will be increased by no more than three percent.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Six months ended September 30, 2019

(Unaudited)

As of September 30, 2019, future minimum lease payments are as follows:

(Unaudited)
2020	$45,298
2021	90,597
2022	90,597
2023	22,649
Total	$249,141

Litigation

On August 13, 2019, Spencer Clarke LLC (“Spencer Clarke”) filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, Index No. 654592. Spencer Clarke asserts claims for breach of contract, accounting, and a declaratory judgment in connection with compensation allegedly earned under an October 18, 2018 Letter of Engagement. Spencer Clarke claims its damages are estimated to be more than one million shares of stock and other fees as well as attorney’s fees and costs. The Company disputes the claims and intends to vigorously defend this matter.

Note 13 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2019, through March 20, 2020, the date when financial statements were issued to determine if they must be reported. The Company’s subsequent events are as follows:

Agreements

On October 8, 2019, the Company issued 320,000 shares of its common stock with a fair value of $0.75 per share, or $240,000, in connection with a consulting agreement for advisory services related to corporate strategies.

On November 14, 2019, the Company entered into a new agreement with Asahi which terminates the February 1, 2019 agreement as of June 16, 2019, (the “Effective Date”) of the new agreement. Under the terms of the new agreement, Asahi will pay the Company $0.1 million within 60 days of the Effective Date. The Company will provide three pieces of updated samples to Asahi by April 30, 2020. As of the date of this report, the Company has not received the $0.1 million.

On January 9, 2020, the Company issued 20,000 shares of its common stock with a fair value of $0.75 per share, or $15,000, in connection with a consulting agreement. The consulting agreement expires on November 9, 2020.

On January 10, 2020, the Company entered into a convertible promissory note with a principal balance totaling $103,093. The note contains an OID totaling $3,093 and the Company received net proceeds of $100,000. The note bears interest at 8% per annum and is due on demand.

On February 1, 2020, the Company entered into a collaboration agreement to support its intellectual property strategy. The Company will pay a monthly fee of $50,000 commencing on February 28, 2020. The agreement may be terminated by either party upon a 30-day written notice.

On March 9, 2020, the Company entered into a convertible promissory note with a principal balance totaling $257,732. The note contains an OID totaling $7,732 and the Company received net proceeds of $250,000. The note bears interest at 8% per annum and matures on March 10, 2021. In connection with the note, the Company issued 100,000 shares of its common stock with a fair value of $75,000 or $0.75 per share.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this report.

Management’s plans and basis of presentation:

Crown ElectroKinetics Corp. (the “Company” “we”, “our”, or “us”), was incorporated in the State of Delaware on April 20, 2015. Effective October 6, 2017, the Company’s name was changed to Crown ElectroKinetics Corp. from 3D Nanocolor Corp. (“3D Nanocolor”).

On April 22, 2016, Marathon Patent Group (“Marathon”), owned 5,800,000 shares of 3D Nanocolor’s common stock and 3D Nanocolor was a wholly owned subsidiary of Marathon. On August 22, 2017, Marathon entered into a Retention Agreement with Doug Croxall, Marathon’s Chief Executive Officer and Chairman of the Board of Directors (the “Retention Agreement”). As part of the Retention Agreement, Mr. Croxall received all of the outstanding shares of 3D Nanocolor’s common stock held by Marathon and 1,000,000 stock warrants which had no value at the time of transfer. On September 29, 2017, Marathon transferred to Mr. Croxall, all of Marathon’s, title and interest in, and its ownership in the common stock of 3D Nanocolor Corp.

The Company is commercializing technology for smart or dynamic glass. The Company’s electrokinetic glass technology is an advancement on microfluidic technology that was originally developed by Hewlett-Packard Company.

On January 31, 2016, we entered into an Intellectual Property (“IP”), agreement with Hewlett-Packard Development Company, L.P. and HP, Inc., collectively (“HP”), to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in our products. Under the terms of the agreement, the license is to be used for research purposes only, has a purchase price of $200,000 for the technology and has a two year closing date. On April 12, 2016 the Company and HP entered into the first amendment to the agreement, which reduced the purchase price of the technology to $175,000, of which $75,000 was payable upon completion of the technology transfer and $100,000 was payable upon the first anniversary of the agreement’s effective date. The sales agreement entered into with HP concurrently with the first amendment to the agreement allocated $25,000 of the $200,000 purchase price to acquire equipment to be used in the research. On May 1, 2017, the Company and HP entered into the second amendment to the agreement which increased the purchase price for the technology to $375,000 and extended the closing date to January 31, 2020. Of such $375,000, $75,000 is payable upon completion of the technology transfer, $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable upon the third anniversary of the agreement’s effective date. On March 10, 2019, the Company and HP entered into the third amendment to the agreement, which extended the closing date to January 31, 2021, enumerated certain intellectual property owned by HP that is not subject to the exclusive license granted to the Company and revised the schedule of fees payable by the Company to HP, such that $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable before April 20, 2019 and is reflected in accounts payable. As of September 30, 2019 and the date of this report, the remaining $100,000 owed to HP for the research license has not been paid. The parties have subsequently agreed that such payment is not due until December 2019. The agreement grants the Company an option to purchase the related assignable patents at a purchase price of $1.4 million.

Crown’s Research & Development Operation currently occupies 1,500 square feet of space, located on the HP Inc. campus in Corvallis, Oregon in the Advanced Technology and Manufacturing Institute (ATAMI). ATAMI is an academic-industrial research center and business incubator designed to provide an advanced materials development environment to private sector partner tenants performing research and development. The facility includes access to shared state-of-the-art tooling capabilities.  ATAMI has grown to 80,000 square feet since its inception in 2004 and now offers Crown all the space requirements it needs for the foreseeable future.

On November 15, 2017, the Company entered into a license agreement with Asahi Glass Co., Ltd. (“Asahi”). The Asahi agreement provides that the Company will provide samples to be used by Asahi for the sole purpose of determining the feasibility of integrating the Company’s film technology in Asahi’s auto and train glass products. The Company began performing development activities in April of 2018. On February 1, 2019, the Company and Asahi entered into a new license agreement, terminating the prior agreement. Under such new license agreement, the Company will provide samples to be used by Asahi to evaluate the appearance of and measure optical properties of the Company’s film technology. At Asahi’s option, the Company will provide additional samples to be used by Asahi to measure the durability of such sample for the purpose of determining the feasibility of integrating the Company’s film technology in Asahi’s auto and train glass products. The performance related to the new agreement is a continuation of the work being performed as of April 2018.

On August 23, 2017, the Company entered into a collaborative agreement with Eastman Chemical Company (“Eastman”). The Eastman agreement provides that the Company and Eastman will jointly develop electrokinetic films and determine their suitability for commercial use in applied films and interlayers for automobile windows. The Company and Eastman will be exchanging Intellectual Property (“IP”) for the development of the films. The Company began performing development activities in April of 2018.

Results of Operations for the three months ended September 30, 2019 and 2018 (income):

	Three Months Ended September 30,
	2019	2018
Revenue	$-	$(153,500)
Cost of revenue	153,500	153,500
Research and development	750,395	192,214
Selling, general and administrative	1,492,483	533,411
Other expense	404,802	262,477
Net Loss	$2,801,180	$988,102

Revenue

There was no revenue for the three months ended September 30, 2019 and we recognized revenue of $0.2 million for the three months ended September 30, 2018, related to our contracts with Eastman and Asahi. We are not able to estimate the total amount of development service under an efforts-based perspective and, therefore, the amount of performance that will be required in our contracts cannot be reliably estimated under the proportional performance revenue recognition model. Accordingly, we recognize revenue up to the amount of costs incurred.

Cost of Revenue

The cost of revenue for the three months ended September 30, 2019 and 2018, was approximately $0.2 million for each period, respectively. The cost of revenue is related to the costs incurred with respect to our contracts with Eastman and Asahi.

Research and Development

Research and development expenses were $0.8 million for the three months ended September 30, 2019 compared to $0.2 million for the three months ended September 30, 2018. The increase of $0.6 million is primarily related to stock-based compensation expenses recognized for restricted stock issued to our employees and officers during the three months ended June 30, 2019.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $1.5 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. The $1.0 million increase in SG&A expenses is primarily attributable to employee compensation and related expenses, stock-based compensation expenses and professional fees.

Other Income (Expense)

Other expense was $0.4 million for the three months ended September 30, 2019 compared to $0.3 million for the three months ended September 30, 2018. The increase of $0.1 million is primarily due to interest expense recognized in connection with our convertible notes.

Results of Operations for the six months ended September 30, 2019 and 2018 (income):

	Six Months Ended September 30,
	2019	2018
Revenue	$-	$(309,500)
Cost of revenue	307,000	309,500
Research and development	1,070,766	347,043
Selling, general and administrative	2,868,391	782,702
Other expense	780,273	417,190
Net Loss	$5,026,430	$1,546,935

Revenue

There was no revenue for the six months ended September 30, 2019 and we recognized revenue of $0.3 million for the six months ended September 30, 2018, related to our contracts with Eastman and Asahi. We are not able to estimate the total amount of development service under an efforts-based perspective and, therefore, the amount of performance that will be required in our contracts cannot be reliably estimated under the proportional performance revenue recognition model. Accordingly, we recognize revenue up to the amount of costs incurred.

Cost of Revenue

The cost of revenue for the six months ended September 30, 2019 and 2018, was approximately $0.3 million for each period, respectively. The cost of revenue is related to the costs incurred with respect to our contracts with Eastman and Asahi.

Research and Development

Research and development expenses, were $1.1 million for the six months ended September 30, 2019 compared to $0.3 million for the six months ended September 30, 2018. The increase of $0.7 million is primarily related to stock-based compensation expenses recognized for restricted stock awards issued to our employees and officers.

Selling, General and Administrative

Selling, general and administrative expenses were $2.9 million and $0.8 million for the six months ended September 30, 2019 and 2018, respectively. The $2.1 million increase in SG&A expenses was primarily attributable to employee compensation and related expenses, stock-based compensation expenses and professional fees.

Other Income (Expense)

Other expense was $0.8 million for the six months ended September 30, 2019 compared with other expense of $0.4 million for the six months ended September 30, 2018. The $0.4 million increase in other expense is primarily attributable to $0.6 million of interest expense offset by $0.2 million for the change in fair value of warrant liabilities related to our convertible notes.

Liquidity

Going Concern

We have incurred substantial operating losses since our inception, and we expect to continue to incur significant operating losses for the foreseeable future, and may never become profitable. We had an accumulated deficit of approximately $11.9 million at September 30, 2019, a net loss of approximately $5.0 million, and approximately $0.7 million of net cash used in operating activities for the six months ended September 30, 2019.

We anticipate incurring additional losses until such time, if ever, that we can obtain marketing approval to sell, and then generate significant sales, of our technology that is currently in development. Substantial additional financing will be needed by the Company to fund our operations and to develop and commercialize our technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, we believe that there is substantial doubt in our ability to continue as a going concern for twelve months from the date of issuance of the financial statements.

Cash Flows

	Six Months Ended September 30,
	2019	2018
Cash and cash equivalents at the beginning of the period	$99,447	$168,222
Net cash used in operating activities	(732,051)	(784,755)
Net cash used in investing activities	(26,603)	(47,045)
Net cash provided by financing activities	659,207	716,872
Cash and cash equivalents at the end of the period	$-	$53,294

Operating Activities

For the six months ended September 30, 2019, net cash used in operating activities was $0.7 million, which primarily consisted of our net loss of $5.0 million, adjusted for non-cash expenses of $3.5 million including, $2.9 million of stock-based compensation expenses, $0.7 million of amortization related to the debt discount recognized for our convertible notes payable, off-set by $0.1 million for the change in fair value of our warrant liability. The net change in operating assets and liabilities was $0.8 million and was primarily due to the increases in in accounts payable and accrued expenses totaling $0.7 million and increased accrued interest of $0.2 million related to our convertible notes.

For the six months ended September 30, 2018, net cash used in operating activities was $0.8 million, which primarily consisted of our net loss of 1.5 million, adjusted for non-cash expenses of $0.8 million including, $0.4 million of stock-based compensation expenses, $0.3 million of amortization related to the debt discount recognized for our convertible notes payable and $0.1 million of other non-cash expenses. The net change in operating assets and liabilities was nominal.

Investing Activities

For the six months ended September 30, 2019, net cash used in investing activities was approximately $27,000, related to the purchase of computer equipment and computer software.

For the six months ended September 30, 2018, net cash used in investing activities was approximately $47,000, related to the purchase of computer equipment and computer software.

Financing Activities

For the six months ended September 30, 2019, net cash provided by financing activities was $0.7 million. The net cash provided is primarily related to $0.6 million of proceeds received from the issuance of our senior secured convertible notes and the related stock warrants.

For the six months ended September 30, 2018, net cash provided by financing activities was $0.7 million. The net cash provided is primarily related to $0.8 million of proceeds received from the issuance of our senior secured convertible notes and the related stock warrants, offset by a payment of $0.1 million related to our senior secured promissory note.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the SEC rules and regulations.

Critical accounting policies and significant judgments and estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 3 to our condensed financial statements for a description of our other significant accounting policies.

Revenue Recognition

We adopted the new revenue standard, ASC 606, on March 31, 2019 using the full retrospective approach. The adoption did not have an effect on 2019 or 2018 revenue recognition or a cumulative effect on opening equity, as the timing and measurement of revenue recognition is materially the same as under ASC 605. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the company satisfies a performance obligation

For contracts where the period between when we transfer a promised good or service to the customer and when the customer pays is one year or less, we have elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component.

Our performance obligation is to provide a development service that enhances an asset that the customer controls. We receive upfront payments in advance of providing services and payment upon reaching milestones.

We are not be able to reasonably measure the outcome of our performance obligations that are satisfied over time because we are in the early stages of the contracts. Therefore, the amount of performance that will be required in our contracts cannot be reliably estimated and we recognize revenue up to the amount of costs incurred.

Stock-based compensation

We measure and recognize compensation expense for all options based on the estimated fair value of the award on the grant date. We use the Black-Scholes option-pricing model to estimate the fair value of option awards. The fair value is recognized as expense on a straight-line basis over the requisite service period. We account for forfeitures as they occur. We recognize expense for awards where vesting is subject to a market or performance condition based on the derived service period. Expense for awards with performance conditions would be estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition will be met.

The determination of the grant date fair value of options using an option pricing model is affected principally by our estimated fair value of shares of our common stock and requires management to make a number of other assumptions, including the expected life of the option, the volatility of the underlying shares, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates at the time of measurement. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

●	Fair Value of Common Stock. As our common stock has not historically been publicly traded, we estimated the fair value of common stock. See “Fair Value of Common Stock” and “Common Stock Valuation Methodology” sections.

●	Expected Term. The expected term represents the period that our options are expected to be outstanding. We calculated the expected term using the simplified method for options based on the average of each option’s vesting term and the contractual period during which the option can be exercised, which is typically 10 years following the date of grant.

●	Expected Volatility. The expected volatility was based on the historical share volatility of several of our comparable publicly traded companies over a period of time equal to the expected term of the options, as we do not have any trading history to use the volatility of our own common stock.

●	Risk-Free Interest Rate. The risk-free interest rate was based on the yields of U.S. Treasury securities with maturities appropriate for the term of the award.

●	Expected Dividend Yield. We have not paid dividends on our common stock nor do we expect to pay dividends in the foreseeable future.

Fair Value of Common Stock

Historically, for all periods prior to this offering, the fair values of the shares of common stock underlying our options were estimated on each grant date by our board of directors. In order to determine the fair value, our board of directors considered, among other things, contemporaneous valuations of our common stock and preferred stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held- Company Equity Securities Issued as Compensation, or the Practice Aid. Given the absence of a public trading market of our capital stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including:

●	contemporaneous third-party valuations of our common stock;

●	the prices, rights, preferences and privileges of our preferred stock relative to our common stock;

●	our business, financial condition and results of operations, including related industry trends affecting our operations;

●	the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company, given prevailing market conditions;

●	the lack of marketability of our common stock;

●	the market performance of comparable publicly traded companies; and

●	U.S. and global economic and capital market conditions and outlook.

Recent accounting pronouncements

See Note 3 to our condensed financial statements beginning on page 11 for a description of recent accounting pronouncements applicable to our financial statements.

JOBS Act Transition Period

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay our adoption of such new or revised accounting standards. As a result of this election, our financial statements may not be comparable to the financial statements of other public companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended September 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On August 13, 2019, Spencer Clarke LLC (“Spencer Clarke”) filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, Index No. 654592. Spencer Clarke asserts claims for breach of contract, accounting, and a declaratory judgment in connection with compensation allegedly earned under an October 18, 2018 Letter of Engagement. Spencer Clarke claims its damages are estimated to be more than one million shares of stock and other fees as well as attorney’s fees and costs. The Company disputes the claims and intends to vigorously defend this matter.

Item 1A. Risk Factors

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those previously disclosed by the Company in its current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of the Company’s equity securities during the period covered by this Quarterly Report.

Item 3.  Defaults Upon Senior Securities

N/A – none.

Item 4.  Mine Safety Disclosures

N/A – none.

Item 5.  Other Information

N/A – none.

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown ElectroKinetics, Corp.

Dated: March 20, 2020	/s/ Doug Croxall
Doug Croxall Chief Executive Officer and Principal Financial Officer