Form 10-Q
period 2019-12-31
Crown Electrokinetics Corp.
filed 2020-04-01
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares of common stock, $0.0001 par value per share, outstanding as of April 1, 2020 was 17,191,000.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

CROWN ELECTROKINETICS CORP.

Condensed Balance Sheets

	December 31, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash & cash equivalents	$-	$99,447
Accounts receivable	-	24,788
Prepaid & other current assets	38,197	66,878
Total current assets	38,197	191,113
Property and equipment, net	101,443	102,378
Intangible assets, net	245,051	275,407
Deferred offering costs	181,051	104,141
TOTAL ASSETS	$565,742	$673,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,246,771	$517,807
Accrued expenses	562,997	95,040
Accrued interest	379,795	130,101
Cash overdraft	1,720	-
Notes payable, net of debt discount of $154,182	2,992,028	1,926,117
Warrant liability	1,462,624	1,398,617
Related party payable, net	48,741	-
Total current liabilities	6,694,676	4,067,682
Total liabilities	6,694,676	4,067,682

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 16,716,000 shares outstanding as of December 31, 2019 and 9,875,000 shares outstanding as of March 31, 2019	1,672	988
Additional paid-in capital	8,015,567	3,448,857
Accumulated deficit	(14,146,173)	(6,844,488)
Total stockholders’ deficit	(6,128,934)	(3,394,643)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$565,742	$673,039

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Statements of Operations

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31,
	2019	2018	2019	2018

Revenue	$100,000	$163,333	$100,000	$472,833
Cost of revenue	153,500	151,000	460,500	460,500
Gross (loss) profit	(53,500)	12,333	(360,500)	12,333

Operating expenses:
Research and development	483,647	187,016	1,554,413	534,059
Selling, general and administrative	1,428,686	436,707	4,297,077	1,219,409
Total operating expenses	1,912,333	623,723	5,851,490	1,753,468

Loss from operations	(1,965,833)	(611,390)	(6,211,990)	(1,741,135)

Other income (expense):
Other income	-	1	-	8,636
Interest expense	(309,422)	(344,353)	(1,226,021)	(707,467)
Change in fair value of warrant liability	-	57,757	136,326	(4,954)
Total other expense	(309,422)	(286,595)	(1,089,695)	(703,785)

Net loss	$(2,275,255)	$(897,985)	$(7,301,685)	$(2,444,920)

Net loss per share, basic and diluted:	$(0.18)	$(0.10)	$(0.63)	$(0.26)

Weighted average shares outstanding, basic and diluted:	12,835,669	9,275,000	11,823,602	9,229,925

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Deficit

Three Months Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2019 (Unaudited)	16,396,000	$1,640	$6,663,488	$(11,870,918)	$(5,205,790)
Stock-based compensation expense	-	-	1,112,111	-	1,112,111
Issuance of common stock in connection with a consulting agreement	320,000	32	239,968	-	240,000
Net loss	-	-	-	(2,275,255)	(2,275,255)
Balance as of December 31, 2019 (Unaudited)	16,716,000	$1,672	$8,015,567	$(14,146,173)	$(6,128,934)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2018 (Unaudited)	9,875,000	$988	$2,862,590	$(4,095,670)	$(1,232,092)
Stock-based compensation expense	-	-	205,617	-	205,617
Net loss	-	-	-	(897,985)	(897,985)
Balance as of December 31, 2018 (Unaudited)	9,875,000	$988	$3,068,207	$(4,993,655)	$(1,924,460)

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Deficit

Nine Months Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2019	9,875,000	$988	$3,448,857	$(6,844,488)	$(3,394,643)
Stock-based compensation expense	6,000,000	600	3,713,356	-	3,713,956
Issuance of common stock and warrants in connection with cancellation of consulting agreement	100,000	10	264,510	-	264,520
Issuance of common stock in connection with a consulting agreement	320,000	32	239,968	-	240,000
Issuance of common stock in connection with notes payable	421,000	42	320,958	-	321,000
Beneficial conversion feature in connection with notes payable	-	-	27,918	-	27,918
Net loss	-	-	-	(7,301,685)	(7,301,685)
Balance as of December 31, 2019 (Unaudited)	16,716,000	$1,672	$8,015,567	$(14,146,173)	$(6,128,934)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2018	9,275,000	$928	$2,046,056	$(2,548,735)	$(501,751)
Stock-based compensation expense	-	-	643,503	-	643,503
Issuance of common stock in connection with notes payable	600,000	60	239,940	-	240,000
Beneficial conversion feature in connection with notes payable	-	-	138,708	-	138,708
Net loss	-	-	-	(2,444,920)	(2,444,920)
Balance as of December 31, 2018 (Unaudited)	9,875,000	$988	$3,068,207	$(4,993,655)	$(1,924,460)

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,301,685)	$(2,444,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,713,956	643,503
Issuance of common stock and warrants in connection with cancellation of consulting agreement	264,520	-
Issuance of common stock in connection with a consulting agreement	240,000	-
Depreciation and amortization	57,893	40,419
Amortization of debt discount	976,662	630,466
Change in fair value of warrant liability	(136,326)	4,954
Bad debt expense	24,788	-
Changes in operating assets and liabilities:
Accounts receivable	-	(92,833)
Prepaid and other current assets	28,682	(13,901)
Account payable	652,054	258,045
Accrued expenses	467,957	(105,886)
Accrued interest	249,694	80,761
Deferred revenue	-	(225,000)
Due to related parties, net	-	28,033
Net cash used in operating activities	(761,805)	(1,196,359)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(26,603)	(97,952)
Net cash used in investing activities	(26,603)	(97,952)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of senior secured promissory note	-	(100,000)
Proceeds from related party	48,741	-
Proceeds from issuance of senior secured convertible notes and common stock warrants	638,500	1,235,000
Change in cash overdraft	1,720	-
Net cash provided by financing activities	688,961	1,135,000

Net decrease in cash	(99,447)	(159,311)
Cash — beginning of period	99,447	168,222
Cash — end of period	-	$8,911

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid deferred offering costs	$181,051	$-
Unpaid research and development license included in accounts payable	$100,000	$100,000
Beneficial conversion feature in connection with notes payable	$27,918	$138,708
Issuance of common stock in connection with notes payable	$321,000	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Nine months ended December 31, 2019

(Unaudited)

Note 1 – Organization and Description of Business Operations

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

On January 31, 2016, the Company entered into an Intellectual Property (“IP”), agreement with Hewlett-Packard Development Company, L.P. and HP, Inc., collectively (“HP”), to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in the Company’s products. Under the terms of the agreement, the license is to be used for research purposes only, has a purchase price of $200,000 for the technology and has a two-year closing date. On April 12, 2016 the Company and HP entered into the first amendment to the agreement, which reduced the purchase price of the technology to $175,000, of which $75,000 was payable upon completion of the technology transfer and $100,000 was payable upon the first anniversary of the agreement’s effective date. On May 1, 2017, the Company and HP entered into the second amendment to the agreement which increased the purchase price for the technology to $375,000 and extended the closing date to January 31, 2020. Of such $375,000, $75,000 is payable upon completion of the technology transfer, $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable upon the third anniversary of the agreement’s effective date. On March 10, 2019, the Company and HP entered into the third amendment to the agreement, which extended the closing date to January 31, 2021, enumerated certain intellectual property owned by HP that is not subject to the exclusive license granted to the Company and revised the schedule of fees payable by the Company to HP, such that $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable before April 20, 2019. As of December 31, 2019 and the date of this report, the remaining $100,000 owed to HP for the research license has not been paid. The parties have subsequently agreed that such payment is not due until April 29, 2020. The agreement grants the Company an option to purchase the related assignable patents at a purchase price of $1.4 million.

Company’s Initial Registration Statement

The initial registration statement registering the resale of certain shares of the Company’s common stock was declared effective on September 23, 2019.

Note 2 – Going Concern and Liquidity

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $14.1 million at December 31, 2019, a net loss of approximately $7.3 million, and approximately $0.8 million of net cash used in operating activities for the nine months ended December 31, 2019.

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

Nine months ended December 31, 2019

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

Note 3 – Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three and nine months ended December 31, 2019 are not necessarily indicative of the results for the full year or the results for any future periods. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended March 31, 2019 included in the Company’s final prospectus for its registration statement dated as of September 9, 2019 and filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2019  pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

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

Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2019 and March 31, 2019.

As of December 31, 2019, the Company recorded a bank overdraft of approximately $2,000 and it is presented as a liability on the accompanying balance sheet.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Nine months ended December 31, 2019

(Unaudited)

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the three and nine months ended December 31, 2019 and 2018.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Nine months ended December 31, 2019

(Unaudited)

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

On November 14, 2019, the Company entered into a new agreement with Asahi Glass Co., Ltd. (“Asahi”), which terminates the February 1, 2019 agreement as of June 16, 2019, (the “Effective Date”) of the new agreement. Under the terms of the new agreement, Asahi will pay the Company $0.1 million within 60 days of the Effective Date. The Company will provide three pieces of updated samples to Asahi by April 30, 2020. On December 10, 2019, the Company received the $0.1 million payment from Asahi.

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

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For the three months ended December 31, 2019 and 2018, the Company recorded stock-based compensation of $1.4 million and $0.2 million, respectively. For the nine months ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense of $4.2 million and $0.6 million, respectively, (See Note 10).

For the nine months ended December 31, 2019 the Company’s stock-based compensation expense consisted of $3.7 million related to its fully vested stock options and restricted stock granted to employees and consultants, $0.3 million related to the shares of common stock and warrants issued in connection with the cancellation of a consulting agreement and $0.2 million related to shares issued in connection with a consulting agreement. For the nine months ended December 31, 2018 the Company’s stock-based compensation expense was related to its fully vested stock options and restricted stock granted to employees and consultants.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Nine months ended December 31, 2019

(Unaudited)

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	(Unaudited)	(Unaudited)
Warrants to purchase common stock	5,257,342	2,873,307
Options to purchase common stock	5,813,500	4,103,500
Unvested restricted stock awards	4,500,006	-
Convertible notes	11,319,822	8,834,883
	26,890,670	15,811,690

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Nine months ended December 31, 2019

(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for non-public entities for fiscal years beginning after December 15, 2020 and interim periods beginning after December 15, 2021. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

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

Note 4 – Fair Value Measurements

During the nine months ended December 31, 2019 and the year ended March 31, 2019, the Company issued warrants totaling 658,508 and 2,869,303 related to its convertible notes. The warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other expense on the condensed statements of operations and disclosed in the condensed financial statements.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants granted during the nine months ended December 31, 2019 and the year ended March 31, 2019 is as follows:

	December 31, 2019	March 31, 2019
Dividend yield	0%	0%
Expected price volatility	50%	50%
Risk free interest rate	1.71-2.18%	2.16 - 2.69%
Expected term	4 years	4 years

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Nine months ended December 31, 2019

(Unaudited)

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2019 and March 31, 2019:

	Fair value measured at December 31, 2019 (Unaudited)
	Total carrying value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Warrant liability	$1,462,624	$-	$-	$1,462,624

	Fair value measured at March 31, 2019
	Total carrying value at March 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Warrant liability	$1,398,617	$-	$-	$1,398,617

For the nine months ended December 31, 2019 there was a change of approximately $0.1 million, and for the year ended March 31, 2019 there was a change of approximately $0.6 million in Level 3 liabilities measured at fair value, respectively.

Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

The following tables presents changes in Level 3 liabilities measured at fair value for the three and nine months ended December 31, 2019.

Warrant Liability
Balance at March 31, 2019	$1,398,616
Issuance of warrants in connection with convertible notes	200,334
Change in fair value	(147,808)
Balance at June 30, 2019 (Unaudited)	$1,451,142
Change in fair value	11,482
Balance at September 30, 2019 (Unaudited)	$1,462,624
Change in fair value	-
Balance at December 31, 2019 (Unaudited)	$1,462,624

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Nine months ended December 31, 2019

(Unaudited)

The following tables presents changes in Level 3 liabilities measured at fair value for the three and nine months ended December 31, 2018.

Warrant Liability
Balance at March 31, 2018	$141,519
Issuance of warrants in connection with convertible notes	44,827
Change in fair value	38,368
Balance at June 30, 2018 (Unaudited)	$224,714
Issuance of warrants in connection with convertible notes	332,199
Change in fair value	24,343
Balance at September 30, 2018 (Unaudited)	$581,256
Issuance of warrants in connection with convertible notes	95,434
Change in fair value	(57,757)
Balance at December 31, 2018 (Unaudited)	$618,933

Note 5 – Property & Equipment, Net

Property and equipment, net, consists of the following:

	December 31,	March 31,
	2019	2019
	(Unaudited)
Equipment	$148,813	$122,210
Computer software	5,440	5,441
Leasehold improvements	6,640	6,640
Total	160,893	134,291
Less accumulated depreciation and amortization	(59,450)	(31,913)
Property and equipment, net	$101,443	$102,378

Depreciation expense for the three months ended December 31, 2019 and 2018 was approximately $9,000 and $2,500 respectively. Depreciation expense for the nine months ended December 31, 2019 and 2018 was approximately $27,500 and $10,000 respectively.

Note 6 – Intangible Assets

On January 31, 2016, the Company, entered into an IP agreement with HP to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in the Company’s products. Under the terms of the agreement, the license is to be used for research purposes only, has a purchase price of $200,000 for the technology and a two-year closing date. On April 12, 2016 the Company and HP entered into the first amendment to the agreement, which provided that, with respect to the remainder of the purchase price, $75,000 was payable upon completion of the technology transfer and $100,000 was payable upon the first anniversary of the agreement’s effective date. The sales agreement entered into with HP concurrently with the first amendment to the agreement allocated $25,000 of the $200,000 purchase price to acquire equipment to be used in the research. On May 1, 2017, the Company and HP entered into the second amendment to the agreement which increased the purchase price for the technology to $375,000 and extended the closing date to January 31, 2020. Of such $375,000, $75,000 is payable upon completion of the technology transfer, $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable upon the third anniversary of the agreement’s effective date. On March 10, 2019, the Company and HP entered into the third amendment to the agreement, which extended the closing date to January 31, 2021, enumerated certain intellectual property owned by HP that is not subject to the exclusive license granted to the Company and revised the schedule of fees payable by the Company to HP, such that $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable before April 20, 2019. The parties have subsequently agreed that such payment is not due until April 29, 2020.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Nine months ended December 31, 2019

(Unaudited)

Under the guidance of ASC 350, Intangibles – Goodwill and Other Intangibles, the Company recorded the research license at the cost to acquire the license. As of December 31, 2019, the Company has paid $275,000 for the transfer of the technology. The remaining $100,000 has been accrued and will be paid over the remaining term of the license. The research license will be amortized over a 10-year useful life.

Amounts due under the HP agreement are as follows:

Balance due as of March 31, 2016	$175,000
Payment on transfer of technology - April 29, 2016	(75,000)
Payment on first anniversary of effective date - January 31, 2017	(100,000)
Balance due as of March 31, 2017	-
Increase in purchase price of intellectual property - May 1, 2017	200,000
Payment on second anniversary of effective date - January 31, 2018	(50,000)
Balance due as of March 31, 2018	150,000
Payment on July 30, 2018	(50,000)
Balance due as of March 31, 2019	100,000
Balance due as of December 31, 2019 (unaudited)	$100,000

The carrying amounts related to the research license as of December 31, 2019 and March 31, 2019 were as follows:

	December 31,	March 31,
	2019	2019
	(Unaudited)
Research license	$375,000	$375,000
Total	375,000	375,000
Accumulated amortization	(129,949)	(99,593)
Research license, net	$245,051	$275,407

The following table represents the total estimated amortization for the research license for the five succeeding years and thereafter as of December 31, 2019:

Estimated Amortization Expense
(Unaudited)
2020	$10,044
2021	40,290
2022	40,290
2023	40,290
Thereafter	114,137
Total	$245,051

For the three months ended December 31, 2019 and 2018, amortization expense was approximately $10,000 for each period, respectively. For the nine months ended December 31, 2019 and 2018, the Company recorded amortization expense of approximately $30,000 for each period, respectively.

The Intellectual Property Agreement grants the Company an option to purchase the related assignable patents for a purchase price of $1.4 million and must be exercised at least 60 days prior to the closing date of January 31, 2021. The Company will be responsible for all costs associated with the assignable patents and will pay a royalty of 3.0% of the gross revenues received by the Company and its Affiliates for the sale, rental, license or other disposition of the licensed products. As of December 31, 2019 and the date of this report, the Company has not exercised this option.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2019
(Unaudited)

Note 7 – Accrued Expenses

As of December 31, 2019 and March 31, 2019, the Company’s accrued expenses consisted of payroll and related expenses of approximately $0.6 million and $0.1 million, respectively.

Note 8 – Notes Payable:

Notes payable at December 31, 2019 and March 31, 2019 consist of the following:

	December 31, 2019	March 31, 2019
	(Unaudited)
Short term note payable, due January 2020	$18,500	$-
Notes payable, due January 1, 2018	50,000	50,000
Senior secured promissory note, due April 20, 2020	200,000	200,000
Senior secured convertible notes, due April 1, 2019 - July 23, 2020	2,877,710	2,238,535
	3,146,210	2,488,535
Less: unamortized debt discount	(154,182)	(562,418)
Total notes	$2,992,028	$1,926,117

Short Term Note Payable

On November 13, 2019 the Company entered into a short term, non-interest bearing note totaling $18,500. The Company repaid this note in January 2020.

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

As of December 31, 2019 accrued interest was approximately $19,000.

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

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2019
(Unaudited)

As of December 31, 2019 accrued interest was approximately $47,000.

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

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2019
(Unaudited)

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
Nine months ended December 31, 2019
(Unaudited)

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

On March 13, 2020, the Company entered into first amendments related to its senior secured convertible promissory notes dated February 15, 2019 through March 27, 2019, which extended the note terms by 180 days from the original maturity dates.

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
Nine months ended December 31, 2019
(Unaudited)

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

The carrying value of the senior secured convertible notes as of December 31, 2019 and March 31, 2019, is comprised of the following:

	December 31, 2019	March 31, 2019
	(Unaudited)
Principal value of convertible notes	$2,877,710	$2,238,535
Original issue discount	(236,710)	(217,535)
Discount resulting from allocation of proceeds to warrant liability	(1,002,026)	(801,693)
Discount resulting from beneficial conversion feature	(299,570)	(271,652)
Discount resulting from issuance of common stock	(561,000)	(240,000)
Amortization of discount	1,945,124	968,462
Net carrying value of Senior Secured Convertible Notes	$2,723,528	$1,676,117

The aggregate discount to the senior secured convertible note will be amortized to interest expense over the term of the note using the effective interest method. As of December 31, 2019, the total accrued interest in connection with the convertible notes was approximately $0.3 million.

Note 9 – Stockholders’ Deficit

Preferred Stock

As of December 31, 2019 and March 31, 2019, there were no shares of the Company’s par value $0.0001, 50,000,000 shares, of authorized preferred stock outstanding.

 CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2019
(Unaudited)

Common Stock and Warrants

During the nine months ended December 31, 2019, the Company issued 421,000 shares of its par value $0.0001 common stock in connection with the Company’s convertible notes for a weighted average fair value of approximately $321,000 million, or $0.76 per share (See Note 8).

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

Additional Paid-in Capital

During the nine months ended December 31, 2019, the Company recorded a beneficial conversion feature of $27,918 related to its convertible notes issued for the period April 2019 through June 2019.

Note 10 – Stock-Based Compensation, Restricted Stock and Stock Options:

The Company grants equity-based compensation under its 2016 Equity Incentive Plan (the “Plan”). The Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants. As of December 31, 2019, there is a total of 22,000,000 shares of the Company’s common stock available under the Plan.

Stock-based compensation:

The Company recognized total expenses for stock-based compensation during the three and nine months ended December 31, 2019 and 2018, which are included in the accompanying statements of operations, as follows (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018

Research and development expenses	$455,820	$113,740	$1,437,334	$346,586
Selling, general and administrative expenses	896,291	92,631	2,781,142	296,917
Total stock-based compensation	$1,352,111	$206,371	$4,218,476	$643,503

As of December 31, 2019, the Company had approximately $2.2 million of unrecognized compensation expense related to options and restricted stock granted under the Company’s equity incentive plan.

Restricted stock awards:

A summary of the Company’s restricted stock activity during the nine months ended December 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at March 31, 2019	-	$-
Granted	6,000,000	$0.82
Vested	(1,499,994)	$0.82
Unvested at December 31, 2019 (Unaudited)	4,500,006	$0.82

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2019
(Unaudited)

The Company issued 6,000,000 shares of restricted stock to employees during the nine months ended December 31, 2019.

The fair value of restricted stock awards are measured based on their fair value at the grant date and amortized over the vesting period of 24 months. As of December 31, 2019, the unrecognized stock-based compensation expense related to restricted stock awards was approximately $0.2 million.

Stock Options:

The Company provides stock-based compensation to employees, directors and consultants under the Plan. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. There were no options granted during the nine months ended December 31, 2019.

A summary of activity under the Plan for the nine months ended December 31, 2019 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2019	5,813,500	$0.18	9.2	$3,720,395
Outstanding at December 31, 2019 (Unaudited)	5,813,500	$0.18	8.5	$3,313,450

Exercisable at December 31, 2019 (Unaudited)	3,008,436	$0.19	8.5	$1,672,452

Warrants:

During the nine months ended December 31, 2019, the Company issued 346,338 warrants to purchase shares of the Company’s common stock. During the nine months ended December 31, 2019, the Company recognized approximately $182,000 of stock-based compensation expense related to the warrants. The Company estimated the fair value of the warrants using the Black-Scholes pricing model consisting of; an expected term of 5 years, a risk-free interest rate of 2.34%, a stock price of $0.82 per share and a volatility of 50%.

Note 11 – Related Parties, net

As of December 31, 2019, the Company owed approximately $49,000 for net advances from Mr. Doug Croxall, the Company’s chief executive officer. The advances are non-interest bearing, and a formal agreement has not been finalized as of the date of this report.

Note 12 – Commitments and Contingencies

Leases

On March 8, 2016, the Company entered into a lease agreement with Oregon State University, to lease office and laboratory space located at HP Campus Building 11, 1110 NE Circle Blvd, Corvallis, Oregon, for approximately $400 monthly. On July 1, 2016, the Company entered into the first amendment to the lease agreement which increased the monthly lease expense to approximately $1,200. On October 1, 2017, the Company entered into a sublease agreement, which provides for additional office space and the monthly lease payment increased to approximately $1,800. The lease expired on June 30, 2018 and the Company extended the lease through June 30, 2019. The monthly lease payment increased to approximately $4,500 for the months ended June 30, 2018 through November 30, 2018, and increased to approximately $7,550 for the months ended December 31, 2018 through June 30, 2019.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2019
(Unaudited)

On July 1, 2019, the Company entered into the fourth amendment to its lease with Oregon State University, which extends the lease expiration date to June 30, 2022. Beginning on July 1, 2020, and each July 1 thereafter, the monthly Operating Expense Reimbursement, as defined will be increased by no more than three percent.

As of December 31, 2019, future minimum lease payments are as follows:

December 31, 2019
(Unaudited)
Three months ended March 31, 2020	$22,649
Year ended March 31, 2021	90,597
Year ended March 31, 2022	90,597
Year ended March 31, 2023	22,649
Total	$226,492

Litigation

In August 2019, Spencer Clarke LLC (“Spencer Clarke”) filed a lawsuit against Crown ElectroKinetics Corp. (“Crown”) in the Supreme Court of the State of New York, County of New York, Index No. 654592/2019.  Spencer Clarke has asserted claims arising from a 2018 Placement Agent Agreement (the “Placement Agent Agreement”) under which Spencer Clarke agreed to assist Crown in raising money for a potential public offering.  Spencer Clarke claims that Crown failed to make certain payments under that Placement Agent Agreement.  On September 27, 2019, Crown filed a motion to dismiss the complaint.  On October 7, 2019, Spencer Clarke amended the complaint.  On November 8, 2019, Crown filed an Answer and asserted Counterclaims against Spencer Clarke alleging breach of contract, anticipatory repudiation, and tortious interference with prospective business relations.  Crown disputes that it owes any money to Spencer Clarke and is vigorously defending the claims against it.

Note 13 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2019, through April 1, 2020, the date when financial statements were issued to determine if they must be reported. The Company’s subsequent events are as follows:

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

On March 28, 2020, the Company entered into a convertible promissory note with a principal balance totaling $257,732. The note contains an OID totaling $7,732 and the Company received net proceeds of $250,000. The note bears interest at 8% per annum and matures on March 29, 2021.

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

On January 31, 2016, we entered into an Intellectual Property (“IP”), agreement with Hewlett-Packard Development Company, L.P. and HP, Inc., collectively (“HP”), to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in our products. Under the terms of the agreement, the license is to be used for research purposes only, has a purchase price of $200,000 for the technology and has a two-year closing date. On April 12, 2016 the Company and HP entered into the first amendment to the agreement, which reduced the purchase price of the technology to $175,000, of which $75,000 was payable upon completion of the technology transfer and $100,000 was payable upon the first anniversary of the agreement’s effective date. The sales agreement entered into with HP concurrently with the first amendment to the agreement allocated $25,000 of the $200,000 purchase price to acquire equipment to be used in the research. On May 1, 2017, the Company and HP entered into the second amendment to the agreement which increased the purchase price for the technology to $375,000 and extended the closing date to January 31, 2020. Of such $375,000, $75,000 is payable upon completion of the technology transfer, $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable upon the third anniversary of the agreement’s effective date. On March 10, 2019, the Company and HP entered into the third amendment to the agreement, which extended the closing date to January 31, 2021, enumerated certain intellectual property owned by HP that is not subject to the exclusive license granted to the Company and revised the schedule of fees payable by the Company to HP, such that $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable before April 20, 2019 and is reflected in accounts payable. As of December 31, 2019 and the date of this report, the remaining $100,000 owed to HP for the research license has not been paid. The parties have subsequently agreed that such payment is not due until April 29, 2020. The agreement grants the Company an option to purchase the related assignable patents at a purchase price of $1.4 million.

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

On November 15, 2017, the Company entered into a license agreement with Asahi Glass Co., Ltd. (“Asahi”). The Asahi agreement provides that the Company will provide samples to be used by Asahi for the sole purpose of determining the feasibility of integrating the Company’s film technology in Asahi’s auto and train glass products. The Company began performing development activities in April of 2018. On February 1, 2019, the Company and Asahi entered into a new license agreement, terminating the prior agreement. Under such new license agreement, the Company will provide samples to be used by Asahi to evaluate the appearance of and measure optical properties of the Company’s film technology. At Asahi’s option, the Company will provide additional samples to be used by Asahi to measure the durability of such sample for the purpose of determining the feasibility of integrating the Company’s film technology in Asahi’s auto and train glass products. The performance related to the new agreement is a continuation of the work being performed as of April 2018. On November 14, 2019, the Company entered into a new agreement with Asahi, which terminates the February 1, 2019 agreement as of June 16, 2019, (the “Effective Date”) of the new agreement. Under the terms of the new agreement, Asahi will pay the Company $0.1 million within 60 days of the Effective Date. The Company will provide three pieces of updated samples to Asahi by April 30, 2020. On December 10, 2019, the Company received the $0.1 million payment from Asahi.

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

Results of Operations for the three months ended December 31, 2019 and 2018 (income):

	Three Months Ended December 31,
	2019	2018
Revenue	$(100,000)	$(163,333)
Cost of revenue	153,500	151,000
Research and development	483,647	187,016
Selling, general and administrative	1,428,686	436,707
Other expense	309,422	286,595
Net Loss	$2,275,255	$897,985

Revenue

Revenue for the three months ended December 31, 2019 and 2018, was approximately $0.1 million and $0.2 million respectively. The revenue recognized during the three months ended December 31, 2019 is related to our new agreement with Asahi and represents the cash received for our continuing development activities. The revenue recognized for the three months ended December 31, 2018 is primarily comprised of $0.1 million of revenue recognized with respect to our contract with Eastman and approximately $47,000 of revenue recognized with respect to our contract with Asahi. We are not able to estimate the total amount of development service under an efforts-based perspective and, therefore, the amount of performance that will be required in our contracts cannot be reliably estimated under the proportional performance revenue recognition model. Accordingly, we recognize revenue up to the amount of costs incurred.

Cost of Revenue

The cost of revenue for the three months ended December 31, 2019 and 2018, was approximately $0.2 million for each period, respectively. The cost of revenue consists of approximately $0.1 million related to the costs incurred with respect to our contract with Eastman and approximately $29,000 with respect to our contract with Asahi.

Research and Development

Research and development expenses were $0.5 million for the three months ended December 31, 2019 compared to $0.2 million for the three months ended December 31, 2018. The increase of $0.3 million is primarily related to stock-based compensation expenses recognized for restricted stock issued to our employees and officers during the three months ended June 30, 2019.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $1.4 million and $0.4 million for the three months ended December 31, 2019 and 2018, respectively. The $1.0 million increase in SG&A expenses is primarily attributable to employee compensation and related expenses, stock-based compensation expenses and professional fees.

Other Expense

Other expense was $0.3 million for each of the three months ended December 31, 2019 and December 31, 2018, and is primarily due to interest expense recognized in connection with our convertible notes.

Results of Operations for the nine months ended December 31, 2019 and 2018 (income):

	Nine Months Ended December 31,
	2019	2018
Revenue	$(100,000)	$(472,833)
Cost of revenue	460,500	460,500
Research and development	1,554,413	534,059
Selling, general and administrative	4,297,077	1,219,409
Other expense	1,089,695	703,785
Net Loss	$7,301,685	$2,444,920

Revenue

Revenue for the nine months ended December 31, 2019 and 2018 was $0.1 million and $0.5 million, respectively. The revenue recognized during the nine months ended December 31, 2019 is related to our new agreement with Asahi and represents the cash received for our continuing development activities. The revenue recognized for the nine months ended December 31, 2018 is primarily comprised of $0.3 million of revenue recognized with respect to our contract with Eastman and approximately $0.2 million of revenue recognized with respect to our contract with Asahi. We are not able to estimate the total amount of development service under an efforts-based perspective and, therefore, the amount of performance that will be required in our contracts cannot be reliably estimated under the proportional performance revenue recognition model. Accordingly, we recognize revenue up to the amount of costs incurred.

Cost of Revenue

The cost of revenue for the nine months ended December 31, 2019 and 2018, was approximately $0.5 million for each period, respectively. The cost of revenue consists of approximately $0.3 million related to the costs incurred with respect to our contract with Eastman and approximately $0.2 million with respect to our contract with Asahi.

Research and Development

Research and development expenses, were $1.6 million for the nine months ended December 31, 2019 compared to $0.5 million for the nine months ended December 31, 2018. The increase of $1.1 million is primarily related to stock-based compensation expenses recognized for restricted stock awards issued to our employees and officers.

Selling, General and Administrative

Selling, general and administrative expenses were $4.3 million and $1.2 million for the nine months ended December 31, 2019 and 2018, respectively. The $3.1 million increase in SG&A expenses was primarily attributable to employee compensation and related expenses, stock-based compensation expenses and professional fees.

Other Expense

Other expense was $1.1 million for the nine months ended December 31, 2019 compared with other expense of $0.7 million for the nine months ended December 31, 2018. The $0.4 million increase in other expense is primarily attributable to $0.5 million of interest expense offset by $0.1 million for the change in fair value of warrant liabilities related to our convertible notes.

Liquidity

Going Concern

We have incurred substantial operating losses since our inception, and we expect to continue to incur significant operating losses for the foreseeable future, and may never become profitable. We had an accumulated deficit of approximately $14.1 million at December 31, 2019, a net loss of approximately $7.3 million, and approximately $0.8 million of net cash used in operating activities for the nine months ended December 31, 2019.

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

Cash Flows

	Nine Months Ended December 31,
	2019	2018
Cash and cash equivalents at the beginning of the period	$99,447	$168,222
Net cash used in operating activities	(761,805)	(1,196,359)
Net cash used in investing activities	(26,603)	(97,952)
Net cash provided by financing activities	688,961	1,135,000
Cash and cash equivalents at the end of the period	$-	$8,911

Operating Activities

For the nine months ended December 31, 2019, net cash used in operating activities was $0.8 million, which primarily consisted of our net loss of $7.3 million, adjusted for non-cash expenses of $5.1 million including, $4.2 million of stock-based compensation expenses, $1.0 million of amortization related to the debt discount recognized for our convertible notes payable, off-set by $0.1 million for the change in fair value of our warrant liability. The net change in operating assets and liabilities was $1.4 million and was primarily due to increases in accounts payable and accrued expenses totaling $1.1 million and increased accrued interest of $0.3 million related to our convertible notes.

For the nine months ended December 31, 2018, net cash used in operating activities was $1.2 million, which primarily consisted of our net loss of $2.4 million, adjusted for non-cash expenses of $1.3 million including, $0.6 million of stock-based compensation expenses, $0.6 million of amortization related to the debt discount recognized for our convertible notes payable, and change in operating assets and liabilities of $0.1 million. The net cash provided by operating assets and liabilities was primarily due to an increase of $0.1 million of contract assets related to our contract revenue and an increase of $0.3 million in accounts payable, offset by a decrease of $0.2 million of deferred revenue recorded for the recognition of our contract revenue and a decrease of $0.1 million of accrued expenses.

Investing Activities

For the nine months ended December 31, 2019, net cash used in investing activities was approximately $27,000, related to the purchase of computer equipment and computer software.

For the nine months ended December 31, 2018, net cash used in investing activities was $0.1 million, related to the purchase of computer equipment and computer software.

Financing Activities

For the nine months ended December 31, 2019, net cash provided by financing activities was $0.7 million. The net cash provided is primarily related to $0.6 million of proceeds received from the issuance of our senior secured convertible notes and the related stock warrants, and proceeds of $49,000 from a related party .

For the nine months ended December 31, 2018, net cash provided by financing activities was $1.1 million. The net cash provided is primarily related to $1.2 million of proceeds received from the issuance of our senior secured convertible notes and the related stock warrants, offset by a payment of $0.1 million related to our senior secured promissory note.

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

Recent accounting pronouncements

See Note 3 to our condensed financial statements for a description of recent accounting pronouncements applicable to our financial statements.

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

With respect to the quarter ended December 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In August 2019, Spencer Clarke LLC (“Spencer Clarke”) filed a lawsuit against Crown ElectroKinetics Corp. (“Crown”) in the Supreme Court of the State of New York, County of New York, Index No. 654592/2019.  Spencer Clarke has asserted claims arising from a 2018 Placement Agent Agreement (the “Placement Agent Agreement”) under which Spencer Clarke agreed to assist Crown in raising money for a potential public offering.  Spencer Clarke claims that Crown failed to make certain payments under that Placement Agent Agreement.  On September 27, 2019, Crown filed a motion to dismiss the complaint.  On October 7, 2019, Spencer Clarke amended the complaint.  On November 8, 2019, Crown filed an Answer and asserted Counterclaims against Spencer Clarke alleging breach of contract, anticipatory repudiation, and tortious interference with prospective business relations.  Crown disputes that it owes any money to Spencer Clarke and is vigorously defending the claims against it.

Item 1A. Risk Factors

The extent to which the coronavirus (“COVID-19”) outbreak impacts our business, results of operations and financial condition will depend on future developments, which cannot be predicted.

The COVID-19 pandemic has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the coronavirus outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those previously disclosed by the Company in its current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of the Company’s equity securities during the period covered by this Quarterly Report.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

N/A

Item 5.  Other Information

N/A

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

Crown ElectroKinetics, Corp.

Dated: April 1, 2020	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and Principal Financial Officer