Form 10-K
period 2020-03-31
Crown Electrokinetics Corp.
filed 2020-09-04
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 333-232426

Crown Electrokinetics Corp.

(Exact name of registrant as specified in its charter)

Delaware	47-5423944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 NE Circle Blvd.	97330
(Address of principal executive offices)	(Zip Code)

(800) 674-3612

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	-

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) cannot be provided because the registrant’s common stock was not traded on any market as of March 31, 2020.

As of August 27, 2020, there were 27,062,641 shares of the registrant’s common stock outstanding.

CROWN ELECTROKINETICS CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2020

i

PART I

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Crown Electrokinetics,” “Crown” and “the Company” refer to Crown Electrokinetics Corporation, unless the context requires otherwise.

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

●	future financial position;

●	business strategy;

●	budgets, projected costs and plans;

●	future industry growth;

●	financing sources;

●	the impact of litigation, government inquiries and investigations; and

●	all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

Market and Industry Data

Some of the market and industry data contained in this Annual Report on Form 10-K are based on independent industry publications or other publicly available information. Although we believe that these independent sources are reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.

ITEM 1. BUSINESS.

Crown Electrokinetics Corp. was incorporated in the State of Delaware on April 20, 2015. Effective October 6, 2017, the Company’s name was changed to Crown Electrokinetics Corp. from 3D Nanocolor Corp. (“3D Nanocolor”).

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

The Company is commercializing electrokinetic technology for use in the smart glass market. The Company’s electrokinetic glass technology is an advancement on microfluidic technology that was originally developed by Hewlett-Packard Company.

On January 31, 2016, we entered into an Intellectual Property (“IP”), agreement with Hewlett-Packard Development Company, L.P. and HP, Inc., collectively (“HP”), to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in our products. Under the terms of the agreement, the license is to be used for research purposes only, has a purchase price of $200,000 for the technology and has a two year closing date. On April 12, 2016 the Company and HP entered into the first amendment to the agreement, which reduced the purchase price of the technology to $175,000, of which $75,000 was payable upon completion of the technology transfer and $100,000 was payable upon the first anniversary of the agreement’s effective date. The sales agreement entered into with HP concurrently with the first amendment to the agreement allocated $25,000 of the $200,000 purchase price to acquire equipment to be used in the research. On May 1, 2017, the Company and HP entered into the second amendment to the agreement which increased the purchase price for the technology to $375,000 and extended the closing date to January 31, 2020. Of such $375,000, $75,000 is payable upon completion of the technology transfer, $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable upon the third anniversary of the agreement’s effective date. On March 10, 2019, the Company and HP entered into the third amendment to the agreement, which extended the closing date to January 31, 2021, enumerated certain intellectual property owned by HP that is not subject to the exclusive license granted to the Company and revised the schedule of fees payable by the Company to HP, such that $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable before April 20, 2019. As of August 31, 2020, the remaining $100,000 owed to HP for the research license has not been paid and is reflected in accounts payable. The agreement grants the Company an option to purchase the related assignable patents at a purchase price of $1.4 million.

Crown’s Research & Development Operation currently occupies 1,700 square feet of space, located on the HP Inc. campus in Corvallis, Oregon in the Advanced Technology and Manufacturing Institute (ATAMI). ATAMI is an academic-industrial research center and business incubator designed to provide an advanced materials development environment to private sector partner tenants performing research and development. The facility includes access to shared state-of-the-art tooling capabilities.  ATAMI has grown to 80,000 square feet since its inception in 2004 and now offers Crown all the space requirements it needs for the foreseeable future.

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

Crown develops and sells optical switching film (“DynamicTint™” or “EK Technology”) that can be embedded between glass or applied to the surface of glass making possible the electronic control of the opacity level. Originally invented by Hewlett-Packard Company (“HP”), our technology allows any glass surface to transition between clear and dark in seconds. DynamicTint™ allows windows to transition from transparent to black. With applications to a wide array of windows, including commercial buildings, automotive sunroofs, and residential skylights, Crown partners with leading glass and film manufacturers for mass production and distribution. At the core of Crown’s technology is a thin film that is powered by electrically charged pigment which not only replaces common window tints but is also a more sustainable alternative to traditional window treatments. The company is supported by a robust patent portfolio.

Electrokinetic Film Technology

Electrokinetic (EK) film technology employs an optical switching film that can be applied to glass surfaces in windows or doors enabling electronic control of the color and tint. Crown’s electrokinetic film (“DynamicTintTM”) derived from ink and microfluidic technology developed at HP. The technology utilizes nanometer-sized pigment particles that are electrically charged and suspended in a liquid sandwiched between two clear substrates. A transparent conductor is deposited on the inside surfaces of the plastic films. In a non-energized state, the suspended pigment particles are distributed uniformly between the plastic films, and will absorb, transmit, or reflect light depending on the properties of the suspended pigment. When the proper electrical signal is applied to the conductive Indium Tin Oxide (ITO) layers, an electrical field is created and the charged pigment particles collect in micro-embossed holes in a layer of polymer resin over the transparent conductor surface. As the charged pigment particles are collected, the fluid becomes highly transparent (light state). By applying a different electrical signal, the pigment can be dispersed back into the fluid to achieve the desired color density.

The processing of the plastic films uses roll-to-roll (R2R) processing equipment to make the completed film. There are three basic steps to making the film using R2R equipment.

1)	Transparent conductor deposition using vacuum sputtering of indium-tin oxide (ITO) on polyethylene terephthalate (PET) plastic. The ITO/PET film can be provided by a number of suppliers. Millions of square feet of ITO on PET are currently provided for nearly all capacitance-based display touch screens.

2)	Multi-level 3D pattern is embossed on one of the two plastic films using an UV curable resin. An example of the embossed pattern is shown in Figure 2. The R2R embossing processing can be completed by various plastic film companies.

Figure 3. Optical Profilometry Image of 3D Embossed Film

3)	The final R2R process is to laminate the two layers of PET together with the pigment-containing fluid. The film will be laminated such that the containment structure is adhered to the opposite layer of plastic to prevent leakage of the fluid. The fluid contains nanometer-sized pigment particles which are suspended in the fluid to ensure that gravity does not affect the suspension. Black pigment is suspended in a non-polar fluid. Other colorants including cyan, magenta, and yellow are also possible. Currently, one pigment colorant at a time is chosen for a given electronic fluid, although multiple colorants in the same fluid have been demonstrated using this technology.

The electronic film can be laminated between glass and incorporated in new window construction as well as applied to the interior pane of some existing windows. The film will be manufactured using roll-to-roll processing methods which the Company believes will have an inherently lower manufacturing cost compared to sheet-based processing methods used on more complex films like electrochromic glass.

Integration with Glass

Our film can be cut to the desired window size with standard laser cutting tooling. An edge sealant material like a UV epoxy and/or silicone can be used to protect the edge from damage during subsequent processing. The plastic film will be laminated between glass for new glass applications using standard lamination methods and materials already developed by the glass industry. The electrical connection is simply two wires connected to a single small area to each ITO surface. The wires will be routed through the IGU edge seal and can be connected to a control/power unit attached to the IGU for individual window control. Also, the control wires can be connected to a system that is routed in the walls of a building connecting to whole-building HVAC control systems. Because the overall power requirements are low, measured in the milliwatt per square meter of film, local batteries in the control unit and/or a small solar cell could be used to power the EK window film. The control module may also contain a low power wireless technology like Bluetooth that can be tied to the local internet connection or allow direct wireless control from any smart device.

Intellectual Property

We entered into an agreement with HP in January 2016 to license, with a right to acquire, the rights to the underlying technology and related intellectual property and other assets. HP spent six years developing this color reflective display technology to produce a new electronic media designed with low power, excellent viewing angle and fast switching speed to replace printed-paper.

Since 2016, Crown has actively worked to develop and license its EK technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection are not a guarantee of commercial success, Crown currently licenses seven patents that have been issued in the United States. In addition, the Company has current patent applications in the United States and other countries that if granted, would add three additional patents to its portfolio. The Company has and continues to devote significant resources to develop, license and protect its intellectual property position.

Crown continues to make substantial investments to develop, license and protect its intellectual property position. Crown currently licenses from HP seven patents that have been issued in the United States, which the Company has the option to purchase prior to January 31, 2021 for a price of $1.4 million. In addition, the Company has current patent applications in the United States and other countries that if granted, would add three additional patents to its portfolio. The Company’s United States patents expire at various dates from March 26, 2029 through September 26, 2032.

The Company believes that its electrokinetic technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company’s patents has never been contested in any litigation. The Company also possesses know-how and relies on trade secrets and nondisclosure agreements to protect its technology. The Company requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

U.S. Patent No.	Title
8018642	ELECTRO-OPTICAL DISPLAY
8183757	DISPLAY ELEMENT
8184357	DISPLAY ELEMENT
8331014	PIGMENT-BASED INKS
8384659	DISPLAY ELEMENT INCLUDING ELECTRODES AND A FLUID WITH COLORANT PARTICLES
8432598	TRANSPARENT CONDUCTOR STRUCTURE
8896906	INKS INCLUDING BLOCK COPOLYMER GRAFTED PIGMENTS VIA AZIDE CHEMISTRY
Provisional # 62/086296	Easily-Scalable and Grayscale-Capable Two Particle Electrophoretic Optical Device
Provisional # 62/095308	Multi-mode Smart Windows
Application # PCT/US2015/63365	Easily-scalable and Grayscale-capable Two-particle Electrophoretic Optical Device
Application # PCT/US2015/63390	Easily-scalable and Grayscale-capable Two-particle Electrophoretic Optical Device
Application # 62/631,623	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
Application # 62/793,250	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
Application # 16/259,078	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
PCT/US2019/015464	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS

Business Model

We intend to develop and sell our patented EK Technology under the name DynamicTintTM. It is our expectation that Crown will generate revenue by selling, and in some cases licensing, DynamicTintTM and other technical know-how to our customers and licensees that integrate the technology into their products. We are in discussions with multiple glass manufacturers, window manufacturers, film manufacturers and building owners to both produce, distribute and buy DynamicTintTM. Initially, we expect that our DynamicTintTM product will be sold as an aftermarket product into the residential skylight and automotive sunroof market. We are also in active discussions with a large West-Coast commercial building REIT about deploying our DynamicTintTM film as a retrofit product on their existing external glass for a majority of the 108 buildings within their portfolio.

Crown’s business model and market access plans are deeply rooted in leveraging existing infrastructure. As such, Crown intends to partner with industry leading manufacturers of windows and window film who have roll-to-roll manufacturing capabilities to efficiently and inexpensively produce our film. This would enable Crown to avoid the extensive capital costs of building its own manufacturing facilities. This approach also leverages existing partner sales distribution channels.

Partners and Customers

We are in discussions with multiple corporations which have expressed an interest in evaluating prototypes and have communicated that the current offerings from our competitor’s products have a number of shortcomings that include: 1) too expensive for market-wide adoption, 2) slower transition time between clear state and dark state, 3) inability to offer neutral black or other colors, 4) expensive power requirements, and 5) inability to offer a retrofit or aftermarket product.

The Company has entered into two agreements covering its electrokinetic technology. Asahi Glass and Eastman Chemical are evaluating Crown’s technology to determine the feasibility of manufacturing and distributing DynamicTintTM in the automotive market.

The EK film gives users the ability to quickly regulate the amount of tint/color of the window, skylight, or sunroof. Very low power is required to operate our EK film as well as a resulting lower cost to integrate due to diminished infrastructure requirements. Our EK film can be incorporated between two layers of glass to produce a laminate that has enhanced energy efficiency, light-control and privacy.

Our licensees consider the stage of development, product introduction strategies and timetables, and other plans to be proprietary and secret. Unless required to disclose such information, the Company may limit its disclosure of licensees’ activities until such licensees, or their customers, make their own public announcements of planned or actual product launches.

Since our incorporation in January 2016, the Company devoted substantially all of its time to the development of our electrokinetic technology. The Company does not plan to directly manufacture products on its own, but rather depends on the activities of its licensees and manufacturing partners. The one exception is the manufacturing of the electrokinetic ink and electronic driver designs, which constitute part of the Company’s intellectual property trade secrets. Due to the nature of the Company’s business operations and the fact that the Company is not primarily a manufacturer, there is no backlog of orders for the Company’s products. The Company believes that compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company has no material capital expenditures for environmental control facilities planned for the remainder of its current fiscal year or its next succeeding fiscal year.

Smart Glass Industry Trends

There are favorable converging global trends in the major near-term markets for “smart glass” products. In both public and private sectors across the world, there are substantial efforts targeted toward the promotion and use of energy efficient smart glass materials, including those used in automobiles, windows and other architectural glazings, aircraft and boats.

In September 2017, Markets and Markets issued Smart Glass Market by Technology (Suspended Particle Display, Electrochromic, Liquid Crystal, Photochromic, Thermochromic), Application (Architecture, Transportation, Consumer Electronics), and Geography - Global Forecast to 2023. This market research report concludes that the smart glass market is expected to grow from USD $2.8 Billion in 2016 to reach USD $8.35 Billion by 2023, with a growth rate of 16.6% between 2017 and 2023.

Key factors driving the growth of this market are the growing demand for smart glass in automobile applications, strong government support through mandates and legislation for energy-efficient construction, and optimal energy saving through smart glass applications.

Crown believes that the smart glass industry is in the initial phase of growth. DynamicTintTM may have commercial applicability in many products where variable light-control is desired. Some existing product applications for electrokinetic film include the following:

●	Automotive: sunroofs and sun visors;

●	Aerospace and marine: windows, partitions, sun visors, and skylights;

●	Residential homes: windows contained in and surrounding residential front doors as well as residential skylights; and

●	Commercial buildings: external windows, internal glass walls and doors for both new construction and retrofit.

Competitive Technologies

We entered into an agreement with HP in January 2016 to license, with a right to acquire, the rights to the underlying technology and related intellectual property and other assets. HP spent six years developing this color reflective display technology to produce a new electronic media designed with low power usage, excellent viewing angle and fast switching speed to replace printed-paper.

Since 2016, Crown has actively worked to develop and license its EK technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection are not a guarantee of commercial success, Crown currently licenses seven patents from HP that have been issued in the US. In addition, the Company has current patent applications in the US and other countries that if granted, would add three additional patents to its portfolio. Crown continues to make substantial investments to develop, license and protect its intellectual property position. The Company’s United States patents expire at various dates from March 26, 2029 through September 26, 2032.

DynamicTintTM combines many of the favorable properties of the other smart window technologies. It has a fast switching time (1-2 sec.) and unlike electrochromic (EC) technology, modulation in light level is not area dependent. Unlike Suspended Particles in Polymer (SPD) and Polymer Dispersed Liquid Crystal (PDLC) technology, EK film does not need alternating current power. EK films use direct current pulses to change state quickly, allowing for much lower power consumption compared to electrochromic windows. EK films are expected to have good bi-stability, so that when a light level of the film is selected, the film will remain unchanged for extended time periods with little to no electrical power required. Because of the low power requirements, EK films can be powered with batteries or small area solar cells, allowing retrofit to existing windows.

DynamicTintTM uses roll-to-roll (R2R) processing for manufacturing similar to some of the competing technologies. This avoids the high capital cost associated with EC windows which are processed using cut glass sheets processed under very high vacuum. We expect the cost of DynamicTintTM to be significantly less compared to the cost of the electrochromic glass, the current market leading technology, or suspended particles in polymer (SPD). There are also major differences resulting from the fact that different color nanoparticles can be used in DynamicTintTM. Furthermore, with EK film it is possible to use multiple colorants in the same film, which has been demonstrated in the recent past under a research project at the University of Cincinnati.

DynamicTintTM has five distinct advantages over existing optical electronic film technologies:

●	Neutral Dark – Film can be black as well as other colors and will not affect the hue of what is viewed through the window

●	Speed – Transition time is typically under 1-2 seconds

●	Affordability – Roll-to-Roll film manufacturing and inexpensive materials

●	Low Energy Requirements – Film is low voltage and can be powered by solar strip, battery, or existing electrical infrastructure

●	Retro Fit – Film can be applied on new glass/windows during production, or to existing glass/windows

The Company believes that our electrokinetic technology has certain performance advantages over other “smart glass” technologies and that pricing and product performance are the two main factors critical to the adoption of smart glass products. Because the non-electrokinetic smart glass technologies listed below do not have published, consistent pricing or cost data that can be relied upon, the Company cannot accurately report its price position relative to these other technologies. In terms of product performance, the Company believes that electrokinetic technology offers numerous advantages over other smart glass technologies as discussed below.

Variable light transmission technologies can be classified into two basic types: “active” technologies that can be controlled electrically by the user either automatically or manually, and “passive” technologies that can only react to ambient environmental conditions such as changes in lighting or temperature. One type of passive variable light transmission technology is photochromic technology; such devices change their level of transparency in reaction to external ultra-violet radiation.

Smart Window Technologies

Technology	Light Transmission Range	Viewing Angle	Switch Time	Power Required (W/m2)	Color Capability
EC - Electrochromic	2% - 62% or 1% - 52%	180º	5 – 40 min Size Dependent	0.6 – 2	Clear = Yellow Dark = Blue
SPD – Suspended Particles in polymer	3% - 62% or 1% - 49%	~100º at ½ light	1 – 5 sec	1.2 – 1.4	Clear = Bluish Dark = Blue
PDLC – Polymer Dispersed Liquid Crystal	Doesn’t directly control light. Scatters the image for privacy. Not useable for sun-facing windows.	~120º	~1 – 3 sec	5 - 20	White only unless a tinted plastic is then permanent under all condition
TC - Thermochromic	10% - 50%	180º	Passive – No electrical control. > 5 min	NA	Dark = Blue/Gray
EK – Electrokinetic	2% - >70%	180º	1 – 2 sec	0.002	True black, virtually any single color

Electrochromic Glass

Electrochromic technology has been used as a light absorbing technology for rear view mirrors in automobiles for decades, and more recently for large-scale windows. The speed of the change is directly related to the size of the window area defined by the electrode design. Large windows take about 40 minutes to change at nominal temperatures. If the glass is cold, the time will increase. Also, the change in the light transmission will not be uniform across the window. It will vary from center to edge, dependent on the distance from the current source which is typically a low resistance conductive material connected to the TCO layers. The larger the area, the more non-uniform the change of state. The energy savings of EC smart windows is when the technology is placed on the outside window of a dual-pane integrated glass unit (IGU).

The various thin films are typically vacuum deposited directly on “defect-free” glass. Any defect in the various layers or from the glass surface can result in an area that doesn’t respond correctly. The typical investment required for a large window electrochromic factory is over $200 million, due to the large-scale vacuum equipment required, low particulate cleanroom required, and the relatively slow speed of deposition for all the various layers.

Suspended Particle Glass (SPD)

SPD is a film that has suspended long and narrow particles in a polymer film with layer of ITO on either side to allow generation of an alternating current electrical field to twist the particles from a random state to a near vertical state perpendicular to the ITO plane. In the vertical state light passes through the film and in the random state the light is absorbed by the dark particles. No other types of particles have been created for this type of device. The film responds quickly to the electrical field, however, requires constant AC power to hold the clear state at 7W/m2 of power. Because the SPD film is used on the inside glass it will absorb both visible and IR and radiate the energy to the room. To prevent some of the heat from radiating in the room, the outer glass of the IGU has an Low-E Coatings that rejects a large fraction of the IR spectrum. The film is manufactured on plastic and uses roll-to-roll (R2R) equipment processing. The current width of the R2R equipment is limited to 1 meter and that limits the size of a window that can be made with the material.

Polymer-Dispersed Liquid Crystal (PDLC) Film

PDLC requires an AC electric field to achieve a clear state but can only scatter light in the power-off state. Most of the incoming light is transmitted through the film, which is typically used for interior windows to create privacy. The film has time limits in the clear state as problems with the film may arise when held in the clear state continually. Similar to the SPD film in manufacturing methods using R2R equipment and plastic film with ITO conductor. The film is available from many Far East manufacturing companies with some able to make ~150cm width film. The quality of the film can vary based on the manufacturing company. The film was invented at Kent State University in the 1980’s and the patents have expired.

Thermochromic (TC)

Thermochromic windows use a film that is laminated between two layers of glass. The film contains particles that change color as they are heated. The heat is from light that is absorbed in the window which causes the window to darken. No electrical power is required; hence, this technology is passive and not under user control. It has a limited range of light modulation compared to other smart window technologies. To achieve good solar rejection, the film must be used with a low-e coating on the second glass in the IGU.

 Competition

Several smart glass competitors have operating history, including:

●	SAGE Electrochromics, Inc., a wholly owned subsidiary of Saint-Gobain, which develops and manufactures an electronically controlled tinted window glass utilizing Electrochromic technology;

●	View Glass/Kinestral Technologies, electrochromic technology companies both headquartered in California;

●	Research Frontiers, Inc. licenses an electronically controlled tinted film, utilizing SPD technology, to various companies; and

●	Suntutive/RavenWindow, companies based on passive thermochromic technology.

Crown Electrokinetics expects that other competitors will emerge in the future.

Research and Development:

As a result of the Company’s research and development efforts, the Company believes that its electrokinetic technology is now, or with additional development will become, usable in a number of commercial products. Such products may include one or more of the following fields: “smart” windows, doors, skylights and partitions; self-dimmable automotive sunroofs, windows, sun visors, and mirrors.

The Company has devoted most of the resources it has heretofore expended to research and development activities with the goal of producing commercially viable electrokinetic products and has developed working samples of its electrokinetic technology.

Crown’s main goals in its research and development include:

●	developing wider ranges of light transmission and quicker switching speeds,

●	developing different colored DynamicTints,

●	reducing the voltage required to operate electrokinetic samples,

●	obtaining data and developing improved materials regarding environmental stability and longevity, and

●	quantifying the degree of energy savings expected by users of the Company’s technology including the degree that electrokinetic technology can control heat and its contribution to energy savings directly and through daylight harvesting strategies in sustainable building designs.

Employees

The Company has eleven full-time employees and five advisors. Seven of the employees are technical personnel, and the rest perform business development, legal, finance, marketing, investor relations, and administrative functions. Of these employees, three have obtained doctorates, one has a master’s degree in chemistry, and one has extensive industrial experience in electronics and electrical engineering. Two employees also have additional postgraduate degrees in business administration, and one has a doctorate in jurisprudence. Also, the Company’s suppliers and licensees have well qualified personnel on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

Our Corporate Information

Crown is located at 1110 NE Circle Blvd, Corvallis, OR 97330. Our telephone number is +1 (800) 674-3612 and our Internet website address is www.crownek.com.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this Annual Report on Form 10-K, including the financial statements and the related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, before making a decision to purchase, hold or sell our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business

Source and Need for Capital.

As we take steps in the commercialization and marketing of our technology, or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our research and development activities.

We have funded most of our activities through sales of our securities to investors. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology. We can give no assurances that we will generate sufficient cash flows in the future (through sales of our common stock, exercise of options and warrants, royalty fees, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that additional funding, if required, will be available when needed or, if available, on favorable terms.

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our electrokinetic technology. As of March 31, 2020, we had a cumulative net loss of $16.4 million since our inception. Our net loss was approximately $9.6 million for the year ended March 31, 2020, and $4.3 million and $1.2 million during the years ended March 31, 2019 and 2018, respectively (which includes non-cash accounting charges during the year ended March 31, 2020 of approximately $6.8 million and for the years ended March 31, 2019 and 2018, of approximately $2.7 million and $0.7 million, respectively, resulting from stock-based compensation expenses related to our stock options, amortization of our debt discount related to our convertible notes, the change in fair value of our warrant liability, and depreciation and amortization).

We expect to continue to incur losses from operations and negative cash flows, which raise substantial doubt about our ability to continue as a Going Concern.

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

We will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, we believe that there is substantial doubt in our ability to continue as a going concern.

We may not generate sufficient cash flows to cover our operating expenses.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our securities. As of March 31, 2020, we had negative working capital of approximately $7.3 million, cash of approximately $48,000, shareholders’ deficit of approximately $6.9 million and an accumulated deficit of approximately $16.4 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

We have never declared a cash dividend and do not intend to declare a cash dividend in the foreseeable future.

We have never declared or paid cash dividends on our common stock. Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our future earnings, capital requirements, financial condition and other relevant factors. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

We do not directly manufacture products using Electrokinetic technology. We currently rely upon the activities of our licensees and their customers in order to be profitable.

We do not directly manufacture products using electrokinetic (EK) technology. We currently depend upon the activities of our licensees in order to be profitable. It will be up to our licensees to decide when and if they will introduce products using electrokinetic technology, we cannot predict when and if our licensees will generate substantial sales of such products. We have agreements with two companies to evaluate our electrokinetic technology to determine the feasibility to manufacture and distribute the CEK Film to the automotive market. Other companies are also evaluating electrokinetic technology for use in various products. While we expect that our licensees would be primarily responsible for manufacturing and marketing electrokinetic products and components, we are also engaging in market development activities to support partners to build the smart glass industry. We cannot control whether or not our licensees will develop electrokinetic products. There is no guarantee when or if our licensees will successfully produce any commercial product using electrokinetic technology in sufficient quantities to make the Company profitable.

Electrokinetic products face intense competition, which could affect our ability to increase our revenues.

The market for electrokinetic products is intensely competitive and we expect competition to increase in the future. We compete based on the functionality and the quality of our product. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. If our competitors develop new technologies or new products, improve the functionality or quality of their current products, or reduce their prices, and if we are unable to respond to such competitive developments quickly either because our research and development efforts do not keep pace with our competitors or because of our lack of financial resources, we may be unable to compete effectively.

Declining production of automobiles and real estate could harm our business.

Our commercialization efforts could be negatively impacted if the global production of automobiles and real estate construction declines significantly. If such commercialization is reduced, our revenues, results of operations and financial condition could be negatively impacted.

We are dependent on key personnel.

Our continued success will depend, to a significant extent, on the services of our directors, executive management team, key personnel and certain key scientists. If one or more of these individuals were to leave the Company, there is no guarantee that we could replace them with qualified individuals in a timely or economically satisfactory manner or at all. The loss or unavailability of any or all of these individuals could harm our ability to execute our business plan, maintain important business relationships and complete certain product development initiatives, which would have a material adverse effect on our business, results of operations and financial conditions.

Dependence on electrokinetic technology.

Because electrokinetic technology is the only technology we work with, our success depends upon the viability of electrokinetic technology which has yet to be fully proven. We have not fully ascertained the performance and long-term reliability of our technology, and therefore there is no guarantee that our technology will successfully be incorporated into all of the products which we are targeting for use of electrokinetic technology. We expect that different product applications for electrokinetic technology will have different performance and reliability specifications. We expect that our licensees will primarily be responsible for reliability testing, but that we may also continue to do reliability testing so that we can more effectively focus our research and development efforts toward constantly improving the performance characteristics and reliability of products using electrokinetic technology.

Our patents and other protective measures may not adequately protect our proprietary intellectual property, and we may be infringing on the rights of others.

Our intellectual property, particularly our proprietary rights in our electrokinetic technology, is critical to our success. We have licensed various patents, and filed other patent applications, for various applications and aspects of our electrokinetic technology. In addition, we generally enter into confidentiality and invention agreements with our employees and consultants. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons generally applicable to patents and their granting and enforcement. In addition, the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may be expensive. Our inability to protect our proprietary intellectual property rights or gain a competitive advantage from such rights could harm our ability to generate revenues and, as a result, our business and operations.

Risks Related to our Common Stock

Our Common Stock is classified as a “penny stock.”

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including making an individualized written suitability determination for the purchaser and receiving the purchaser’s written consent prior to the transaction.  Securities and Exchange Commission regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks.  These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Our stock price may be volatile, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance.  The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock.  In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility.  Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, other public announcements, and filings with the Securities and Exchange Commission;

●	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the smart glass industry;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance.  This may prevent you from being able to sell your shares at or above the price you paid for your shares of our common stock, if at all.  In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company.  Our involvement in any class action suit or other legal proceeding could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock after the completion of the offering, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. Our executive officers and directors beneficially own, collectively, a substantial percentage of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

In addition, as of March 31, 2020, there were outstanding warrants to purchase an aggregate of 4,092,394 shares of our common stock at a weighted-average exercise price of $1.15 per share, all of which were exercisable as of such date. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with acquisitions or in connection with other financing efforts. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders. Our executive officers and directors will significantly influence our activities, and their interests may differ from your interests as a stockholder.

Our executive officers and directors beneficially own, collectively, a substantial percentage of our outstanding common stock.

Accordingly, these stockholders have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or any other matter submitted for approval to our stockholders, including mergers, consolidations and the sale of our assets, director elections and other significant corporate actions.  They will also have significant influence in preventing or causing a change in control of our company.  In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us.  The interests of these stockholders may differ from your interests as a stockholder, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Our certificate of incorporation and bylaws, and certain provisions of Delaware corporate law, contain provisions that could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.

Delaware law, as well as our certificate of incorporation and bylaws, contain anti-takeover provisions that could delay or prevent a change in control of our company, even if the change in control would be beneficial to our stockholders. These provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

●	authorize our board of directors to create and issue, without stockholder approval, preferred stock, thereby increasing the number of outstanding shares, which can deter or prevent a takeover attempt;

●	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

●	establish a three-tiered classified board of directors requiring that not all members of our board be elected at one time;

●	establish a supermajority requirement to amend our amended and restated bylaws and specified provisions of our amended and restated certificate of incorporation;

●	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

●	establish limitations on the removal of directors;

●	empower our board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

●	provide that our board of directors is expressly authorized to adopt, amend or repeal our bylaws;

●	provide that our directors will be elected by a plurality of the votes cast in the election of directors;

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by our stockholders at stockholder meetings; and

●	limit the ability of our stockholders to call special meetings of stockholders.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock will likely decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business.  We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for our common stock could decline. In the event we obtain securities or industry analyst coverage, the market price of our common stock could decline if one or more equity analysts downgrade our common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

We face risks related to health epidemics that could impact our sales and operating results.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, and other adverse public health developments could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to produce our smart glass products, as well as temporary closures of our facilities or the facilities of our customers and third-party service providers. Any disruption or delay of our customers or third-party service providers would likely impact our operating results and the ability of the Company to continue as a going concern. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of the United States and many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

On March 8, 2016, the Company entered into a lease agreement with Oregon State University, to lease 1,700 square feet of office and laboratory space located at HP Campus Building 11, 1110 NE Circle Blvd, Corvallis, Oregon, for approximately $400 monthly. On July 1, 2016, the Company entered into the first amendment to the lease agreement which increased the monthly lease expense to approximately $1,200. On October 1, 2017, the Company entered into a sublease agreement, which provides for additional office space and the monthly lease payment increased to approximately $1,800. The lease expired on June 30, 2018 and the Company extended the lease through June 30, 2019. The monthly lease payment increased to approximately $4,500 for the months ended June 30 2018 through November 30, 2018, and increased to approximately $7,550 for the months ended December 31, 2018 through June 30, 2019. On July 1, 2019, the Company entered into the fourth amendment to its lease with Oregon State University, which extends the lease expiration date to June 30, 2022. On July 1, 2020, the Company entered into the fifth amendment to its lease with Oregon State University which adjusts the Operating Expense Reimbursement payment due dates from monthly to quarterly, with the payments due in advance on the first of July, October, January and April. Effective July 1, 2020, the quarterly operating expense will be $23,097. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate the expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS.

In August 2019, Spencer Clarke LLC (“Spencer Clarke”) filed a lawsuit against Crown in the Supreme Court of the State of New York, County of New York, Index No. 654592/2019.  Spencer Clarke has asserted claims arising from a 2018 Placement Agent Agreement (the “Placement Agent Agreement”) under which Spencer Clarke agreed to assist Crown in raising money for a potential public offering.  Spencer Clarke claims that Crown failed to make certain payments under that Placement Agent Agreement.  On September 27, 2019, Crown filed a motion to dismiss the complaint.  On October 7, 2019, Spencer Clarke amended the complaint.  On November 8, 2019, Crown filed an Answer and asserted Counterclaims against Spencer Clarke alleging breach of contract, anticipatory repudiation, and tortious interference with prospective business relations.  Crown disputes that it owes any money to Spencer Clarke and is vigorously defending the claims against it.

From time to time, we are also involved in various other claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the Over the Counter QB (“OTCQB”) under the symbol “CRKN” on June 9, 2020. Prior to that time, there was no public market for our common stock.

Our preferred stock is not listed nor traded on any stock exchange.

Holders of Record

We are authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock. As of March 31, 2020, there were 17,324,333 share of common stock issued and outstanding and 41 shareholders of record. The number of record holders does not include persons who held shares of our common stock in “street name” accounts through brokers, banks and other financial institutions. As of March 31, 2020, there were no shareholders of record of our preferred stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than those previously disclosed by the Company in its current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of the Company’s equity securities during the period covered by this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On January 31, 2016, we entered into an Intellectual Property (“IP”), agreement with Hewlett-Packard Development Company, L.P. and HP, Inc., collectively (“HP”), to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in our products. Under the terms of the agreement, the license is to be used for research purposes only, has a purchase price of $200,000 for the technology and has a two-year closing date. On April 12, 2016 the Company and HP entered into the first amendment to the agreement, which reduced the purchase price of the technology to $175,000, of which $75,000 was payable upon completion of the technology transfer and $100,000 was payable upon the first anniversary of the agreement’s effective date. The sales agreement entered into with HP concurrently with the first amendment to the agreement allocated $25,000 of the $200,000 purchase price to acquire equipment to be used in the research. On May 1, 2017, the Company and HP entered into the second amendment to the agreement which increased the purchase price for the technology to $375,000 and extended the closing date to January 31, 2020. Of such $375,000, $75,000 is payable upon completion of the technology transfer, $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable upon the third anniversary of the agreement’s effective date. On March 10, 2019, the Company and HP entered into the third amendment to the agreement, which extended the closing date to January 31, 2021, enumerated certain intellectual property owned by HP that is not subject to the exclusive license granted to the Company and revised the schedule of fees payable by the Company to HP, such that $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable before April 20, 2019. As of March 31, 2020 and the date of this report, the remaining $100,000 owed to HP for the research license has not been paid. The parties have subsequently agreed that such payment is not due until September 4, 2020. The agreement grants the Company an option to purchase the related assignable patents at a purchase price of $1.4 million.

Crown’s Research & Development Operation currently occupies 1,700 square feet of space, located on the HP Inc. campus in Corvallis, Oregon in the Advanced Technology and Manufacturing Institute (ATAMI). ATAMI is an academic-industrial research center and business incubator designed to provide an advanced materials development environment to private sector partner tenants performing research and development. The facility includes access to shared state-of-the-art tooling capabilities.  ATAMI has grown to 80,000 square feet since its inception in 2004 and now offers Crown all the space requirements it needs for the foreseeable future.

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

Results of Operations for the years ended March 31, 2020 and 2019

	Years Ended March 31,
	2020	2019
Revenue	$100,000	$504,788
Cost of revenue	(620,000)	(614,000)
Research and development	(1,826,140)	(712,116)
Selling, general and administrative	(5,491,769)	(1,791,103)
Other expense	(1,765,962)	(1,683,322)
Net Loss	$(9,603,871)	$(4,295,753)

Revenue

Revenue for the year ended March 31, 2020 and 2019 was $0.1 million and $0.5 million, respectively. The revenue recognized during the year ended March 31, 2020 is related to our new agreement with Asahi and represents the cash received for our continuing development activities. The revenue recognized for the year ended March 31, 2019 is primarily comprised of $0.3 million of revenue recognized with respect to our contract with Eastman and approximately $0.2 million of revenue recognized with respect to our contract with Asahi. We are not able to estimate the total amount of development service under an efforts-based perspective and, therefore, the amount of performance that will be required in our contracts cannot be reliably estimated under the proportional performance revenue recognition model. Accordingly, we recognize revenue up to the amount of costs incurred.

Cost of Revenue

The cost of revenue for the year ended March 31, 2020 and 2019, was approximately $0.6 million for each period, respectively. The cost of revenue for the year ended March 31, 2020 consists of approximately $0.5 million related to the costs incurred with respect to our contract with Eastman and approximately $0.1 million with respect to our contract with Asahi. The cost of revenue for the year ended March 31, 2019 consists of approximately $0.4 million related to the costs incurred with respect to our contract with Eastman and approximately $0.2 million with respect to our contract with Asahi.

Research and Development (including licenses acquired)

Research and development expenses, were $1.8 million for the year ended March 31, 2020 compared to $0.7 million for the year ended March 31, 2019. The increase of $1.1 million is primarily related to stock-based compensation expenses recognized for restricted stock awards issued to our employees and officers.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $5.5 million and $1.8 million for the years ended March 31, 2020 and 2019, respectively. The $3.7 million increase in SG&A expenses was primarily attributable to increases in stock-based compensation expenses of $2.8 million recognized for restricted stock awards issued to our employees and officers and for consulting services, and increases in professional fees of $0.5 million primarily related to expenses incurred for our public offering.

Other Income (Expense)

Other expense was $1.8 million for the year ended March 31, 2020 compared with other expense of $1.7 million for the year ended March 31, 2019. The $0.1 million increase in other expense is primarily attributable to $0.4 million of increased interest expense related to our convertible notes, $0.3 million recognized as a loss on extinguishment of debt related to the issuance of our common stock in connection with our note amendments, offset by $0.6 million for the change in fair value of warrant liabilities related to our convertible notes.

Liquidity

Going Concern

We have incurred substantial operating losses since our inception, and we expect to continue to incur significant operating losses for the foreseeable future, and may never become profitable. We had an accumulated deficit of approximately $16.4 million and $6.8 million at March 31, 2020 and 2019, respectively, a net loss of approximately $9.6 million and $4.3 million, and approximately $1.0 million and $1.6 million of net cash used in operating activities for the years ended March 31, 2020 and 2019, respectively.

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

Cash Flows

	Years Ended March 31,
	2020	2019
Cash and cash equivalents at the beginning of the period	$99,447	$168,222
Net cash used in operating activities	(1,044,278)	(1,615,485)
Net cash used in investing activities	(26,603)	(109,290)
Net cash provided by financing activities	1,019,741	1,656,000
Cash and cash equivalents at the end of the period	$48,307	$99,447

Operating Activities

For the year ended March 31, 2020, net cash used in operating activities was $1.0 million, which primarily consisted of our net loss of $9.6 million, adjusted for non-cash expenses of $6.8 million including, $5.1 million of stock-based compensation expenses, $1.2 million of amortization related to the debt discount recognized for our convertible notes payable, $0.3 million of loss on extinguishment of debt related to the issuance of our common stock in connection with our note amendments and $0.2 million of expenses related to our public offering. The net change in operating assets and liabilities was $1.7 million and was primarily due to increases in accounts payable and accrued expenses totaling $1.3 million and increased accrued interest of $0.3 million related to our convertible notes.

For the year ended March 31, 2019, net cash used in operating activities was $1.6 million, which primarily consisted of our net loss of $4.3 million, adjusted for non-cash expenses of $2.7 million including, $1.0 million of stock-based compensation expenses, $1.0 million of amortization related to the debt discount recognized for our convertible notes payable and $0.6 million for the change in fair value of our warrant liability. The net change in operating assets and liabilities was nominal.

Investing Activities

For the year ended March 31, 2020, net cash used in investing activities was approximately $27,000, related to the purchase of computer equipment and computer software.

For the year ended March 31, 2019, net cash used in investing activities was $0.1 million, related to the purchase of computer equipment and computer software.

Financing Activities

For the year ended March 31, 2020, net cash provided by financing activities was $1.0 million. The net cash provided is primarily related to $1.0 million of proceeds received from the issuance of our senior secured convertible notes and the related stock warrants.

For the year ended March 31, 2019, net cash provided by financing activities was $1.7 million. The net cash provided is primarily related to $1.8 million of proceeds received from the issuance of our senior secured convertible notes and the related stock warrants, offset by a payment of $0.1 million related to our senior secured promissory note.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the SEC rules and regulations.

Critical accounting policies and significant judgments and estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 3 to our financial statements for a description of our other significant accounting policies.

Revenue Recognition

We adopted the new revenue standard, ASC 606, on March 31, 2019 using the full retrospective approach. The adoption did not have an effect on 2020 or 2019 revenue recognition or a cumulative effect on opening equity, as the timing and measurement of revenue recognition is materially the same as under ASC 605. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

Recent accounting pronouncements

See Note 3 to our financial statements for a description of recent accounting pronouncements applicable to our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this item are included after Part IV of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

ITEM 9A. CONTROLS AND PROCEDURES.

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

With respect to the year ended March 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

Set forth below is information regarding our directors and executive officers as of the date of this annual report to the Form 10-K.

Name	Age	Title
Executive Officers
Douglas Croxall	51	Chairman & Chief Executive Officer
Tim Koch	59	Chief Technology Officer
Phil Anderson	53	Chief Financial Officer
Non-Employee Directors
Marc Abrams	74	Director
Dr. DJ Nag	50	Director

Executive Officers

Douglas Croxall. Mr. Croxall is the Chief Executive Officer and Chairman of the Board of Directors of Crown Electrokinetics Corp. Prior to co-founding Crown Electrokinetics, Mr. Croxall was the CEO and Chairman of the Board of Directors of Marathon Patent Group from November 2012 until December 2017. Mr. Croxall holds a BA degree from Purdue University and an MBA from Pepperdine University.

We believe that Mr. Croxall should continue to serve as a member of our board of directors due to his executive experience, and his financial, investment, and management experience, which will provide the requisite qualifications, skills, perspectives, and experience that make him well qualified.

Timothy Koch. Mr. Koch is the Chief Technology Officer of Crown Electrokinetics. Prior to co-founding Crown, he was in charge of the R&D team at HP that invented electrokinetic (EK) technology. He has over 30 years of engineering and management experience in both technology development and product manufacturing. He holds a BS from Cornell University and a MS from Stanford University, both degrees in Material Science & Engineering. He has also completed an Executive Development Program from the Cornell University Johnson Graduate School of Management.

Phil Anderson. Mr. Anderson is the Chief Financial Officer of Crown Electrokinetics. Prior to his appointment as the Company’s CFO, from June 2019 to January 2020, Mr. Anderson served as a consultant for Kubient Inc. At Kubient, Mr. Anderson helped guide Kubient through its initial public offering process. From June 2017 to May 2019, Mr. Anderson served as the Chief Financial Officer of Edison Nation Inc. (NASDAQ: EDNT), where he was responsible for maintenance and preparation the company’s financial statements, as well as the company’s initial public offering process. Prior to Edison Nation Inc., Mr. Anderson was the Chief Financial Officer of Electronic Cigarettes International Group Ltd. (OTCBB: ECIG) from January 2015 through May 2017. In that role, Mr. Anderson coordinated the restructuring of the company’s debt and multiple issuances of senior secured loans. Mr. Anderson was also responsible for coordinating the company’s public company filing obligations. Earlier in his career, Mr. Anderson gained significant equity research experience.

Non-Employee Directors

Marc Abrams has served as a member of our board of directors since July 2020. Mr. Abrams is the founder and former leader of the Public Company Business sector of SingerLewak LLP., a certified public accounting firm. This sector was founded in 1995. He has over 40 years of public accounting experience. Mr. Abrams' expertise includes audits of publicly held companies, initial public offerings, private offerings, corporate reorganizations and acquisitions and evaluating business plans and litigation support. Additionally, Mr. Abrams' broad practice includes expertise in several industries including technology, life sciences, real estate, retail and franchise, hotels and casinos, and manufacturing. He currently serves on the board of OFS Capital Corporation (a BDC) since 2011, as well as Hancock Park Corporate Income Inc., another BDC. Previously, Mr. Abrams served on the board of Unified Online, Inc. (a/k/a IceWeb,Inc.). Mr. Abrams graduated from American University with a Bachelor of Science in Accounting. Through 2011, he was an active member of AICPA, the California Society of CPA's and the Los Angeles Venture Association.

We believe that Mr. Abrams should continue to serve as a member of our board of directors due to his extensive public company finance and accounting expertise.

Dr. DJ Nag has served as a member of our board of directors since July 2020. Dr. Nag is the Chief Investment Officer at Ventech Solutions, a healthcare technology company that manages quality data for the Center for Medicare and Medicaid Services (CMS). He has successfully led Ohio State University, Rutgers University and University of Nebraska’s technology transfer operations that included licensing, startup and investments. As an entrepreneur, he led a number of start-ups in the intellectual property strategy, artificial intelligence, and medical device space. As a consultant in patent monetization and intellectual property strategy, he has worked with many Fortune 500 companies, universities, and national governments. He was a Director of Ocean Tomo and a Vice President at ICAP Ocean Tomo, leading patent transaction markets. He was recognized as one of the top IP strategists by IAM300 in 2019. Dr. Nag was on the Board of the Association of University Technology Managers, Inc. (AUTM) from 2012 to 14, focused on educating the members around world on the importance of technology transfer and intellectual property. He is widely recognized as a global intellectual property strategist working with government and universities in Poland, Japan, India, Turkey, Brazil, South Korea, Ukraine and many other countries. Currently, he teaches intellectual property strategy and negotiations as a Professor of Practice at Rutgers University and a Visiting Professor at Shizuoka University. He volunteers as the first Executive-in-Residence at the Dublin City Schools, leading a startup academy for high school students and serves on the foundation board at the Dublin Methodist Hospital.

We believe that Dr. Nag should continue to serve as a member of our board of directors due to his executive, technological and intellectual property experience.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct which is applicable to the conduct of our directors, officers and employees, including our CEO, CFO and persons performing similar functions. A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-1 filed June 28, 2019.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding compensation earned during fiscal 2020 and 2019 by our principal executive officer and our other most highly compensated executive officers, or the named executive officers, as of the end of the 2020 fiscal year.

Compensation Table7

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Compensation	Options	Restricted Stock Awards

Douglas Croxall	2020	$-	$-	$310,000	$-	$2,050,000
Chief Executive Officer	2019	$-	$-	$250,000	$250,000	$-

James Douvikas	2020	$178,542	$-	$-	$-	$656,000
Former Chief Business Development Officer	2019	$209,951	$-	$-	$46,500	$-

Timothy Koch	2020	$180,000	$-	$-	$-	$656,000
Chief Technology Officer	2019	$202,539	$-	$-	$46,500	$-

Stock Option Grants

A total of 2,880,000 restricted stock units have been issued to employees, and 595,000 restricted stock units have been granted to advisors.

A total of 4,938,500 stock options have been granted to employees, 875,000 stock options have been granted to advisors.

Board of Directors Compensation

Directors who are employees of our company or of any of our subsidiaries receive no additional compensation for serving on our Board of Directors or any of its committees. All directors who are not employees of our company or of any of our subsidiaries are compensated at the rate of $0 per year and are reimbursed for their expenses incurred in attending Board and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of August 27, 2020, regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities;

●	each of our directors;

●	each of our named executive officers; and

●	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 27,062,641 shares of common stock outstanding as of August 27, 2020. Options to purchase shares of our common stock that are exercisable within 60 days of August 27, 2020, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Crown Electrokinetics Corp., 1110 NE Circle Blvd., Corvallis, Oregon 97330.

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership(1)	Percent of Common Stock Outstanding(2)

Douglas Croxall(3)	8,155,010	30.13%

James Douvikas	2,000,000	7.39%

Timothy Koch	2,000,000	7.39%

All directors and executive officers as a group (three persons)	12,155,010	44.91%

(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

(2)	Shares of our common stock issuable upon the conversion of our convertible preferred stock are deemed outstanding for purposes of computing the percentage shown above. In addition, for purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after the date of this prospectus. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days after the date of this prospectus is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(3)	Includes 4,080,000 shares of common stock held by Mr. Croxall’s wife, Natasha Allas.

From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our common stock outstanding.

2016 Equity Incentive Plan

The Company grants equity based compensation under its 2016 Equity Incentive Plan (the “Plan”). The Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants. On June 14, 2019, the Board of Directors of the Company approved increasing the number of shares allocated to the Company’s 2016 Equity Incentive Plan from 16,500,000 to 22,000,000.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,813,500	N/A	16,186,500
Equity compensation plans not approved by security holders	-	N/A	-
Total	5,813,500	N/A	16,186,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation”, since April 1, 2018 we have not been a party to any transaction or arrangement in which the amount involved in the transaction exceeded 1% of the average of our total assets at March 31, 2020 and 2019 and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our independent auditors for the years ended March 31, 2020 and 2019 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP

SERVICES	2020	2019
Audit fees	$155,000	$155,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$155,000	$155,000

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements.  Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements.

The financial statements and supplementary data required by this item begin on page F-1.

(a)(2) Financial Statement Schedules.

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements and the related notes.

(a)(3) Exhibits.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1/A filed on September 18, 2019).
3.2	By-laws (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-1/A filed on September 18, 2019).
10.1	Intellectual Property Agreement, dated as of January 31, 2016, between Hewlett-Packard Development Company, L.P. and 3D Nanocolor Corp. (and amendments thereto) (incorporated by reference to Exhibit 10.1 to the registrant’s Form S-1/A filed on September 18, 2019).
10.2	Collaboration Agreement, dated as of August 23, 2017, between 3D Nanocolor Corp. and Eastman Chemical Company (and amendment thereto) (incorporated by reference to Exhibit 10.2 to the registrant’s Form S-1/A filed on September 18, 2019).
10.3	Agreement, dated as of November 15, 2017, between Crown Electrokinetics Corp. and Asahi Glass Co., Ltd. (and amendment thereto) (incorporated by reference to Exhibit 10.3 to the registrant’s Form S-1/A filed on September 18, 2019).
10.4	Agreement, dated as of February 1, 2019, between Crown Electrokinetics Corp. and AGC Inc. (f/k/a Asahi Glass Co., Ltd.) (incorporated by reference to Exhibit 10.4 to the registrant’s Form S-1/A filed on September 18, 2019).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Form S-1/A filed on September 18, 2019).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 3, 2020	CROWN ELECTROKINETICS CORP.

	By:	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer
(Principal Executive Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Crown Electrokinetics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crown Electrokinetics Corp. (the “Company”) as of March 31, 2020 and 2019, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Costa Mesa, California
September 3, 2020

CROWN ELECTROKINETICS CORP.

Balance Sheets

	March 31, 2020	March 31, 2019
ASSETS
Current assets:
Cash & cash equivalents	$48,307	$99,447
Accounts receivable	-	24,788
Prepaid & other current assets	12,693	66,878
Total current assets	61,000	191,113
Property and equipment, net	92,629	102,378
Intangible assets, net	235,007	275,407
Deferred offering costs	-	104,141
TOTAL ASSETS	$388,636	$673,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,262,389	$517,807
Accrued expenses	765,201	95,040
Accrued interest	454,926	130,101
Notes payable, net of debt discount of $405,377 and $562,418, respectively	3,083,158	1,926,117
Warrant liability	1,733,718	1,398,617
Related party payable, net	49,741	-
Total current liabilities	7,349,133	4,067,682
Total liabilities	7,349,133	4,067,682

Commitments and Contingencies (Note 13)

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 17,324,333 and 9,875,000 shares outstanding as of March 31, 2020 and 2019, respectively	1,733	988
Additional paid-in capital	9,486,129	3,448,857
Accumulated deficit	(16,448,359)	(6,844,488)
Total stockholders’ deficit	(6,960,497)	(3,394,643)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$388,636	$673,039

The accompanying notes are an integral part of these financial statements.

CROWN ELECTROKINETICS CORP.

Statements of Operations

	Years Ended March 31,
	2020	2019

Revenue	$100,000	$504,788
Cost of revenue	620,000	614,000
Gross loss	(520,000)	(109,212)

Operating expenses:
Research and development	1,826,140	712,116
Selling, general and administrative	5,491,769	1,791,103
Total operating expenses	7,317,909	2,503,219

Loss from operations	(7,837,909)	(2,612,431)

Other income (expense):
Other income	3,318	38,544
Interest expense	(1,497,352)	(1,121,210)
Loss on extinguishment of debt	(255,000)	-
Change in fair value of warrant liability	(16,928)	(596,924)
Other expense	-	(3,732)
Total other expense	(1,765,962)	(1,683,322)

Net loss	$(9,603,871)	$(4,295,753)

Net loss per share, basic and diluted:	$(0.78)	$(0.40)

Weighted average shares outstanding, basic and diluted:	12,352,229	10,620,765

The accompanying notes are an integral part of these financial statements.

CROWN ELECTROKINETICS CORP.

Statements of Stockholders’ Deficit

 For the Years Ended March 31, 2020 and 2019

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Number	Amount	in Capital	Deficit	Deficit
Balance as of March 31, 2018	9,275,000	$928	$2,046,056	$(2,548,735)	$(501,751)
Stock-based compensation expense	-	-	1,014,690	-	1,014,690
Issuance of common stock in connection with notes payable	600,000	60	239,940	-	240,000
Beneficial conversion feature in connection with notes payable	-	-	148,171	-	148,171
Net loss	-	-	-	(4,295,753)	(4,295,753)
Balance as of March 31, 2019	9,875,000	$988	$3,448,857	$(6,844,488)	$(3,394,643)
Stock-based compensation expense	6,000,000	600	4,495,569	-	4,496,169
Issuance of common stock and warrants in connection with cancellation of consulting agreement	100,000	10	264,510	-	264,520
Issuance of common stock in connection with a consulting agreement	473,333	47	354,953	-	355,000
Issuance of common stock in connection with notes payable	876,000	88	662,162	-	662,250
Beneficial conversion feature in connection with notes payable	-	-	260,078	-	260,078
Net loss	-	-	-	(9,603,871)	(9,603,871)
Balance as of March 31, 2020	17,324,333	$1,733	$9,486,129	$(16,448,359)	$(6,960,497)

The accompanying notes are an integral part of these financial statements.

CROWN ELECTROKINETICS CORP.

Statements of Cash Flows

	Years Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,603,871)	$(4,295,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,496,169	1,014,690
Issuance of common stock and warrants in connection with cancellation of consulting agreement	264,520	-
Issuance of common stock in connection with a consulting agreement	355,000	-
Depreciation and amortization	76,752	55,814
Loss on extinguishment of debt	255,000	-
Deferred offering costs	181,051	-
Amortization of debt discount	1,172,542	994,869
Change in fair value of warrant liability	16,928	596,924
Bad debt expense	24,788	-
Changes in operating assets and liabilities:
Accounts receivable	-	(24,788)
Prepaid and other current assets	54,185	(54,448)
Account payable	667,672	324,107
Accrued expenses	670,161	(123,366)
Accrued interest	324,825	130,101
Deferred revenue	-	(225,000)
Due to related parties, net	-	(8,635)
Net cash used in operating activities	(1,044,278)	(1,615,485)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(26,603)	(109,290)
Net cash used in investing activities	(26,603)	(109,290)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of senior secured promissory note	-	(100,000)
Proceeds from note payable	18,500	-
Proceeds from related party non-interest bearing advance	49,741	-
Proceeds from issuance of senior secured convertible notes and common stock warrants	970,000	1,756,000
Repayment of note payable	(18,500)	-
Net cash provided by financing activities	1,019,741	1,656,000

Net decrease in cash	(51,140)	(68,775)
Cash — beginning of year	99,447	168,222
Cash — end of year	48,307	$99,447

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid deferred offering costs	$-	$104,141
Unpaid research and development license included in accounts payable	$100,000	$100,000
Beneficial conversion feature in connection with notes payable	$260,078	$148,171
Issuance of common stock in connection with notes payable	$662,250	$240,000
Issuance of common stock warrants recorded as a liability	$318,174	$665,126
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

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

On January 31, 2016, the Company entered into an Intellectual Property (“IP”), agreement with Hewlett-Packard Development Company, L.P. and HP, Inc., collectively (“HP”), to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in the Company’s products. Under the terms of the agreement, the license is to be used for research purposes only, has a purchase price of $200,000 for the technology and has a two-year closing date. On April 12, 2016, the Company and HP entered into the first amendment to the agreement, which reduced the purchase price of the technology to $175,000, of which $75,000 was payable upon completion of the technology transfer and $100,000 was payable upon the first anniversary of the agreement’s effective date. On May 1, 2017, the Company and HP entered into the second amendment to the agreement which increased the purchase price for the technology to $375,000 and extended the closing date to January 31, 2020. Of such $375,000, $75,000 is payable upon completion of the technology transfer, $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable upon the third anniversary of the agreement’s effective date. On March 10, 2019, the Company and HP entered into the third amendment to the agreement, which extended the closing date to January 31, 2021, enumerated certain intellectual property owned by HP that is not subject to the exclusive license granted to the Company and revised the schedule of fees payable by the Company to HP, such that $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable before April 20, 2019. As of March 31, 2020 and the date of this report, the remaining $100,000 owed to HP for the research license has not been paid. The parties have subsequently agreed that such payment is not due until September 4, 2020. The agreement grants the Company an option to purchase the related assignable patents at a purchase price of $1.4 million.

Company’s Initial Registration Statement

The initial registration statement registering the resale of certain shares of the Company’s common stock was declared effective on September 23, 2019.

Note 2 – Going Concern and Liquidity

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the financial statements, the Company had an accumulated deficit of approximately $16.4 million and negative working capital of approximately $7.3 million at March 31, 2020, a net loss of approximately $9.6 million, and approximately $1.1 million of net cash used in operating activities for the year ended March 31, 2020.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. Substantial additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements.

The impact of the worldwide spread of a novel strain of coronavirus (“COVID 19”) has been unprecedented and unpredictable, but based on the Company’s current assessment, the Company does not expect any material impact on its long-term strategic plans, operations and its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

Note 3 – Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2020 and 2019.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the years ended March 31, 2020 and 2019.

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

Revenue Recognition

The Company adopted the new revenue standard, ASC 606, on March 31, 2019 using the full retrospective approach. The adoption did not have an effect on 2020 or 2019 revenue recognition or a cumulative effect on opening equity, as the timing and measurement of revenue recognition is materially the same as under ASC 605. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

On November 14, 2019, the Company entered into a new agreement with Asahi Glass Co., Ltd. (“Asahi”), which terminates the February 1, 2019 agreement as of June 16, 2019, (the “Effective Date”) of the new agreement. Under the terms of the new agreement, Asahi will pay the Company $0.1 million within 60 days of the Effective Date. The Company will provide three pieces of updated samples to Asahi by August 31, 2020. On December 10, 2019, the Company received the $0.1 million payment from Asahi.

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

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For the years ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense of $5.1 million and $1.1 million, respectively, (See Note 10).

For the year ended March 31, 2020, the Company’s stock-based compensation expense consisted of $4.5 million related to its fully vested stock options and restricted stock granted to employees and consultants, $0.3 million related to the shares of common stock and warrants issued in connection with the cancellation of a consulting agreement and $0.3 million related to shares issued in connection with a consulting agreement.

For the year ended March 31, 2019, the Company’s total stock-based compensation expense was related to its stock options granted to employees and consultants.

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

The following table presents the computation of basic and diluted net loss per common share:

	March 31,
	2020	2019
Numerator:
Net loss	$(9,603,871)	$(4,295,753)

Denominator:
Weighted-average common shares outstanding	16,282,560	10,655,274
Less: weighted-average shares subject to repurchase	(3,930,331)	(34,509)
Denominator for basic and diluted net loss per share	12,352,229	10,620,765

Net loss per share:
Basic and diluted	$(0.78)	$(0.40)

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2020 and 2019 are as follows:

	March 31,
	2020	2019
Warrants to purchase common stock	4,980,049	3,092,394
Options to purchase common stock	5,813,500	5,813,500
Unvested restricted stock awards	3,750,009	-
Convertible notes	9,678,260	7,264,560
	24,221,818	16,170,454

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard on April 1, 2019 using the modified retrospective approach. Such adoption did not result in any impact to the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for non-public entities for fiscal years beginning after December 15, 2021 and interim periods beginning after December 15, 2021. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. The standard is effective for non-public entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted this standard on April 1, 2020 and the adoption did not have a material impact on its financial statements and related disclosures.

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

Note 4 – Fair Value Measurements

During the years ended March 31, 2020 and 2019, the Company issued 609,861 and 2,083,386 warrants related to its convertible notes. The warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other expense on the statements of operations and disclosed in the financial statements.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants granted during the years ended March 31, 2020 and 2019 is as follows:

	Year Ended March 31, 2020	Year Ended March 31, 2019
Dividend yield	0%	0%
Expected price volatility	50%	50%
Risk free interest rate	1.61-2.18%	2.16 - 2.69%
Expected term	4 years	4 years

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2020 and 2019:

	Fair value measured at March 31, 2020
	Total carrying value at March 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Warrant liability	$1,733,718	$-	$-	$1,733,718

	Fair value measured at March 31, 2019
	Total carrying value at March 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Warrant liability	$1,398,617	$-	$-	$1,398,617

For the year ended March 31, 2020 there was a change of approximately $17,000 in Level 3 liabilities measured at fair value. For the year ended March 31, 2019 there was a change of approximately $0.6 million in Level 3 liabilities measured at fair value.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended March 31, 2020 and 2019. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Warrant Liability
Balance at March 31, 2018	$141,519
Issuance of warrants in connection with convertible notes	660,174
Change in fair value	596,924
Balance at March 31, 2019	1,398,617
Issuance of warrants in connection with convertible notes	318,173
Change in fair value	16,928
Balance at March 31, 2020	$1,733,718

Note 5 – Property & Equipment, Net

Property and equipment, net, consists of the following:

	March 31,	March 31,
	2020	2019
Equipment	$148,814	$122,210
Computer software	5,440	5,441
Leasehold improvements	6,640	6,640
Total	160,894	134,291
Less accumulated depreciation and amortization	(68,265)	(31,913)
Property and equipment, net	$92,629	$102,378

Depreciation expense for the years ended March 31, 2020 and 2019 was $36,352 and $15,524, respectively.

Note 6 – Intangible Assets

On January 31, 2016, the Company, entered into an IP agreement with HP to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in the Company’s products. Under the terms of the agreement, the license is to be used for research purposes only, has a purchase price of $200,000 for the technology and a two-year closing date. On April 12, 2016 the Company and HP entered into the first amendment to the agreement, which provided that, with respect to the remainder of the purchase price, $75,000 was payable upon completion of the technology transfer and $100,000 was payable upon the first anniversary of the agreement’s effective date. The sales agreement entered into with HP concurrently with the first amendment to the agreement allocated $25,000 of the $200,000 purchase price to acquire equipment to be used in the research. On May 1, 2017, the Company and HP entered into the second amendment to the agreement which increased the purchase price for the technology to $375,000 and extended the closing date to January 31, 2020. Of such $375,000, $75,000 is payable upon completion of the technology transfer, $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable upon the third anniversary of the agreement’s effective date. On March 10, 2019, the Company and HP entered into the third amendment to the agreement, which extended the closing date to January 31, 2021, enumerated certain intellectual property owned by HP that is not subject to the exclusive license granted to the Company and revised the schedule of fees payable by the Company to HP, such that $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable before April 20, 2019. The parties have subsequently agreed that such payment is not due until September 4, 2020.

As of the date of this report, the remaining $100,000 owed to HP for the research license has not been paid.

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

Amounts due under the HP agreement are as follows:

Balance due as of March 31, 2016	$175,000
Payment on transfer of technology - April 29, 2016	(75,000)
Payment on first anniversary of effective date - January 31, 2017	(100,000)
Balance due as of March 31, 2017	-
Increase in purchase price of intellectual property - May 1, 2017	200,000
Payment on second anniversary of effective date - January 31, 2018	(50,000)
Balance due as of March 31, 2018	150,000
Payment on July 30, 2018	(50,000)
Balance due as of March 31, 2019	100,000
Balance due as of March 31, 2020	$100,000

The carrying amounts related to the research license as of March 31, 2020 and 2019 were as follows:

	March 31,	March 31,
	2020	2019
	(Unaudited)
Research license	$375,000	$375,000
Total	375,000	375,000
Accumulated amortization	(139,993)	(99,593)
Research license, net	$235,007	$275,407

The following table represents the total estimated amortization for the research license for the five succeeding years and thereafter as of March 31, 2020:

Estimated Amortization Expense
2021	$40,290
2022	40,290
2023	40,290
2024	40,400
2025	40,290
Thereafter	33,447
Total	$235,007

The following table represents the total estimated amortization for the research license for the five succeeding years and thereafter as of March 31, 2019:

Estimated Amortization Expense
2020	$40,400
2021	40,290
2022	40,290
2023	40,290
Thereafter	114,137
Total	$275,407

For the years ended March 31, 2020 and 2019, the Company recorded amortization expense of $40,400 and $40,290, respectively.

The Intellectual Property Agreement grants the Company an option to purchase the related assignable patents for a purchase price of $1.4 million and must be exercised at least 60 days prior to the closing date of January 31, 2021. The Company will be responsible for all costs associated with the assignable patents and will pay a royalty of 3.0% of the gross revenues received by the Company and its Affiliates for the sale, rental, license or other disposition of the licensed products. As of March 31, 2020 and the date of this report, the Company has not exercised this option.

Note 7 – Accrued Expenses

As of March 31, 2020 and 2019, the Company’s accrued expenses consisted of the following:

	March 31, 2020	March 31, 2019
Payroll and other expenses	$625,974	$95,040
Consulting	124,914	$-
Other	14,313	-
Total	$765,201	$95,040

Note 8 – Notes Payable:

Notes payable at March 31, 2020 and 2019 consist of the following:

	March 31, 2020	March 31, 2019
Notes payable, due January 1, 2018	$50,000	$50,000
Senior secured promissory note, due April 20, 2020	200,000	200,000
Senior secured convertible notes, due April 23, 2020 - March 31, 2021	3,238,535	2,238,535
	3,488,535	2,488,535
Less: unamortized debt discount	(405,377)	(562,418)
Total notes	$3,083,158	$1,926,117

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

As of March 31, 2020 accrued interest was approximately $21,000.

Subsequent to March 31, 2020, the holders of the notes issued in June 2017, converted the note balances plus accrued interest into 1,194,030 shares of the Company’s common stock. On July 7, 2020, the Company entered into common stock purchase warrants with the note holders and issued 624,000 warrants to purchase shares of the Company’s common stock.

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

On April 1, 2019, the Company entered into the third amendment which extended the note term to July 1, 2019. On August 27, 2019, the Company entered into the fourth amendment which extended the note term to November 12, 2019. On January 20, 2020, the Company entered into the fifth amendment which extended the note term to April 20, 2020. As consideration for the extension, the Company issued 200,000 shares of its common stock at a fair value of $150,000 or $0.75 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $150,000 loss on extinguishment of debt during the year ended March 31, 2020, which is included on the accompanying statement of operations.

As of March 31, 2020 accrued interest was approximately $52,000.

On June 10, 2020, the Company repaid the principal balance of $200,000 and accrued interest of approximately $55,000.

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

On January 24, 2020, the Company entered into the third amendment to its senior secured promissory note which extended the note term to July 23, 2020. As consideration for the extension, the Company issued 60,000 shares of its common stock at a fair value of $45,000 or $0.75 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $45,000 loss on extinguishment of debt during the year ended March 31, 2020, which is included on the accompanying statement of operations.

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

On May 7, 2020 the Company entered into the first amendment to the Convertible Note Purchase Agreement which increases the aggregate borrowing from $4.0 million to $5.5 million.

Under the Convertible Note Purchase Agreement, the Company has issued convertible notes of approximately $5.3 million. As of the date of this report, the outstanding principal balance related to the Company’s convertible notes is approximately $2.5 million.

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

On August 27, 2019, the Company entered into the first amendment related to its senior secured convertible promissory notes dated May 31, 2018, July 11, 2018, July 27, 2018 and August 13, 2018, which extended the notes term to November 12, 2019. As consideration for the extension, the Company issued 10,000 shares of its common stock at a fair value of $7,500 or $0.75 per share. On November 11, 2019, the Company entered into the second amendment which extended the notes term to January 4, 2020. On January 24, 2020, the Company entered into the third amendment which extended the notes term to July 23, 2020. As consideration for the extension, the Company issued 60,000 shares of its common stock at a fair value of $45,000 or $0.75 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $45,000 loss on extinguishment of debt during the year ended March 31, 2020, which is included on the accompanying statement of operations.

On August 27, 2019, the Company entered into the first amendment related to its senior secured convertible promissory note dated November 14, 2018, which extended the note term to November 12, 2019. As consideration for the extension, the Company issued 10,000 shares of its common stock at a fair value of $7,500 or $0.75 per share. On November 11, 2019, the Company entered into the second amendment which extended the note term to January 4, 2020. On January 24, 2020, the Company entered into the third amendment which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 15,000 shares of its common stock at a fair value of $11,250 or $0.75 per share. The Company accounted for the issuance of the shares as a debt modification using the guidance under ASC 470-50, Debt Modifications and Extinguishments, and during the year ended March 31, 2020, recorded a debt discount of $11,250 related to the issuance of the shares. As of March 31, 2020, the debt discount was nominal. On April 23, 2020, the Company entered into the fourth amendment which extended the note term to May 23, 2020. On May 23, 2020, the Company entered into the fifth amendment, which extended the note term to June 23, 2020 and as consideration for the extension, the Company issued 5,000 shares of its common stock at a fair value of $4,550. On August 24, 2020, the Company entered into the sixth amendment, which extended the note term to September 2, 2020 and as consideration for the extension, the Company issued 5,000 shares of its common stock at an approximate fair value of $4,550.

On January 24, 2020, the Company entered into the first amendment related to its senior secured convertible promissory note dated December 24, 2018, which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 15,000 shares of its common stock at a fair value of $11,250 or $0.75 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $11,250 loss on extinguishment of debt during the year ended March 31, 2020, which is included on the accompanying statement of operations. On April 23, 2020, the Company entered into the second amendment related to its senior secured convertible promissory note dated December 24, 2018, which extended the note term to October 23, 2020. As consideration for the extension, the Company issued 15,000 shares of its common stock at a fair value of $13,650.

On January 24, 2020, the Company entered into the first amendment related to its senior secured convertible promissory note dated December 28, 2018, which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 5,000 shares of its common stock at a fair value of $3,750 or $0.75 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $3,750 loss on extinguishment of debt during the year ended March 31, 2020, which is included on the accompanying statement of operations. On April 23, 2020, the Company entered into the second amendment related to its senior secured convertible promissory note dated December 28, 2018, which extended the note term to October 23, 2020. As consideration for the extension, the Company issued 5,000 shares of its common stock at a fair value of $4,550.

Subsequent to March 31, 2020, the holders of the notes issued on December 24, 2018 and December 28, 2018, converted the note balances plus accrued interest into 63,889 shares of the Company’s common stock.

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

Subsequent to March 31, 2020, the holders of the notes issued from April 2, 2019 through June 10, 2019, converted the note balances plus accrued interest into 651,667 shares of the Company’s common stock.

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

On March 13, 2020, the Company entered into first amendments related to its senior secured convertible promissory notes dated April 2, 2019 through June 10, 2019, which extended the note terms by 180 days from the original maturity dates.

Subsequent to March 31, 2020, the holders of the notes issued from January 11, 2019 through March 31, 2019, converted the note balances plus accrued interest into 775,278 shares of the Company’s common stock.

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

Convertible Promissory Notes

On January 10, 2020 and March 9, 2020, the Company entered into a convertible promissory notes with a principal balance totaling $360,825. The notes contain an OID totaling $10,825 and the Company received net proceeds of $350,000. The notes bear interest at 8% and 12% per annum, respectively, and mature one year from the issuance date. The notes are convertible by the holder at a price per common share equal to the lower of $12,000,000 divided by the number of common share outstanding on the date of conversion (“Fixed Conversion Price”) or in the event that the Company consummates any financing in which the pre-money valuation of the Company shall be less than $12,000,000 (the “Reduced Valuation”), then, from and after the consummation of such Reduced Valuation Transaction, the price shall be the quotient of 90% of the Reduced Valuation divided by the then-outstanding number of the Company’s common stock. Interest may be paid in cash or, if certain conditions are met, in shares of the Company, at the Company’s discretion. The notes are secured by the Company’s intellectual property, including its registered trademarks, patents, and copyrights and any related applications, and all the associated goodwill related to the intellectual property. The notes may be prepaid by the Company, with 15 days’ notice, at 125% of unpaid principal and interest, and the holder may exercise its conversion right during the notice period. In the event of default, the notes pay a default rate of 24% per annum, and the holder may put the notes for cash or convert into a variable number of the Company’s shares at a 45% discount at 150% of the outstanding principal and accrued interest. The number of shares the holder may receive in either conversions is capped at 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of this note held by the holder.

In connection with the March 9, 2020, convertible promissory note, the Company issued 100,000 shares of its common stock with a fair value of $75,000. The $75,000 related to the issuance of the shares has been recorded as a debt discount as of the date of issuance and will be amortized over the note term.

Subsequent to March 31, 2020, the holders of the notes issued on January 10, 2020 and March 9, 2020, converted the note balances plus accrued interest into 444,444 shares of the Company’s common stock.

In connection with issuance of the senior secured promissory notes, the Company issued the note holder a common stock purchase warrant with a term of four years, providing the holder with the right to purchase 222,222 shares of the Company’s common stock at March 31, 2020. The purchase price of one share of common stock under the warrant shall be 125% of the Fixed Conversion Price of the senior secured convertible promissory notes. The purchase price is subject to downward adjustment for any dilutive issuance, as defined. Additionally, the warrant holder has the option to require the Company to cash settle the warrant, for the Black Scholes value of the remaining unexercised portion of the warrant, upon a fundamental transaction, as defined.

After allocating issuance proceeds to the warrant liability, the effective conversion price of the senior secured promissory notes was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion feature on the issuance date, resulting in an additional discount to the initial carrying value of the senior secured promissory notes of $232,160 with a corresponding credit to additional paid-in capital.

The carrying value of the senior secured convertible notes, as of March 31, 2020 and 2019, is comprised of the following:

	March 31, 2020	March 31, 2019
Principal value of convertible notes	$3,238,535	$2,238,535
Original issue discount	(247,535)	(217,535)
Discount resulting from allocation of proceeds to warrant liability	(1,119,866)	(801,693)
Discount resulting from beneficial conversion feature	(531,730)	(271,652)
Discount resulting from issuance of common stock	(647,250)	(240,000)
Amortization of discount	2,141,004	968,462
Net carrying value of Senior Secured Convertible Notes	$2,833,158	$1,676,117

The aggregate discount to the senior secured convertible note will be amortized to interest expense over the term of the note using the effective interest method. As of March 31, 2020, the total accrued interest in connection with the convertible notes was approximately $0.5 million.

Note 9 – Stockholders’ Deficit

Preferred Stock

As of March 31, 2020 and 2019, there were no shares of the Company’s par value $0.0001, 50,000,000 shares, of authorized preferred stock outstanding.

Common Stock

On August 13, 2018, the Company issued 600,000 shares of its $0.0001 par value common stock, with a fair value of $240,000 or $0.40 per share, in connection with its August 13, 2018, senior secured convertible note.

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

During the year ended March 31, 2020, the Company issued 473,333 shares of its common stock with a fair value of $0.75 per share, or $355,000, in connection with consulting agreements for advisory services related to corporate strategies.

During the year ended March 31, 2020, the Company issued 876,000 shares of its par value $0.0001 common stock in connection with the Company’s convertible notes for a weighted average fair value of approximately $662,000, or $0.75 per share (See Note 8).

Additional Paid-in Capital

During the year ended March 31, 2019, the Company recorded a beneficial conversion feature of $148,171 related to its convertible notes issued for the period May 2018 through March 2019.

During the year ended March 31, 2020, the Company recorded a beneficial conversion feature of $260,078 related to its convertible notes issued for the period April 2019 through March 2020.

Note 10 – Stock-Based Compensation, Restricted Stock and Stock Options:

The Company grants equity-based compensation under its 2016 Equity Incentive Plan (the “Plan”). The Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants. On June 14, 2019, the Board of Directors of the Company approved increasing the number of shares allocated to the Company’s 2016 Equity Incentive Plan to 22,000,000.

Stock-based compensation:

The Company recognized total expenses for stock-based compensation during the years ended March 31, 2020 and 2019, which are included in the accompanying statements of operations, as follows:

	Years ended March 31,
	2020	2019
Research and development expenses	$1,759,725	$476,948
Selling, general and administrative expenses	3,355,964	537,742
Total stock-based compensation	$5,115,689	$1,014,690

As of March 31, 2020, the Company had approximately $0.2 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plan, which is expected to be recognized over a weighted-average period of 0.3 years.

Restricted stock awards:

A summary of the Company’s restricted stock activity during the years ended March 31, 2020 and 2019 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at March 31, 2018	234,453	$0.01
Vested	(234,453)	$0.01
Unvested at March 31, 2019	-	$-
Granted	6,000,000	$0.82
Vested	(2,249,991)	$0.82
Unvested at March 31, 2020	3,750,009	$0.82

The Company did not issue any shares of restricted stock during the year ended March 31, 2019. The Company issued 6,000,000 shares of restricted stock to employees during the year ended March 31, 2020.

The fair value of restricted stock awards are measured based on their fair value at the grant date and amortized over the vesting period of 24 months. As of March 31, 2020, the unrecognized stock-based compensation expense related to restricted stock awards was approximately $1.2 million to be recognized over a period of 0.6 years.

Stock Options:

The Company provides stock-based compensation to employees, directors and consultants under the Plan. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company did not grant stock options during the year ended March 31, 2020. The following was used in determining the fair value of stock options granted during the year ended March 31, 2019.

Year Ended March 31, 2019
Dividend yield	0%
Expected price volatility	50.0%
Risk free interest rate	2.58%
Expected term	5-6 years

During the year ended March 31, 2019, the Company granted 2,235,000 stock options. Stock options totaling 1,360,000 were granted to employees and officers of the Company and 350,000 non-qualified stock options were granted to a related party consultant in return for services rendered.

A summary of activity under the Plan for the years ended March 31, 2020 and 2019 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2018	3,578,500	$0.05	9.9	$1,252,475
Granted	2,235,000	$0.39	9.8	$-
Outstanding at March 31, 2019	5,813,500	$0.18	9.2	$3,720,395
Outstanding at March 31, 2020	5,813,500	$0.18	8.2	$4,243,610
Exercisable at March 31, 2020	3,467,561	$0.20	8.2	$2,471,650

Warrants:

During the year ended March 31, 2020, the Company issued 346,338 warrants to purchase shares of the Company’s common stock. During the year ended March 31, 2020, the Company recognized approximately $182,000 of stock-based compensation expense related to the warrants. The Company estimated the fair value of the warrants using the Black-Scholes pricing model consisting of; an expected term of 5 years, a risk-free interest rate of 2.34%, a stock price of $0.82 per share and a volatility of 50%.

Note 11 – Income Taxes

As of March 31, 2020, the Company has net operating loss carryforwards of approximately $9.1 million available to reduce future taxable income, if any, for federal and state income tax purposes. Under the Tax Cuts and Jobs Act, all federal NOLs incurred after December 31, 2017 are carried forward indefinitely for federal tax purposes. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the limitation of NOL utilization up to 80% of taxable income limitation is temporarily removed, allowing NOLs to fully offset taxable income. $25,523 of the federal NOL will expire in 2037. The state net operating loss carryforwards will begin to expire in 2037.

Under the Internal Revenue Code (“IRC”) Section 382, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of March 31, 2020. The Company has no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

The federal and state tax returns beginning with the year ended December 31, 2017 are currently open for examination under the applicable federal and state income tax statutes of limitations.

The Company’s provision for income taxes differs from the result obtained when applying the statutory rate of 21% to pre-tax book loss due to nondeductible expenses, the impact of the federal statutory tax rate change disclosed above, offset by a decrease in our valuation allowance.

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	As of March 31,
	2020	2019
Deferred tax assets:
Accrued Vacation	$2,489	$-
Stock-based compensation	544,158	41,608
Net operating loss	2,410,744	568,496
Total deferred income tax assets	2,957,391	610,104

Deferred income tax liabilities:
Fixed Assets	(532)	-
Development Technology	(20,017)	(24,541)
Total deferred income tax liabilities	(20,549)	(24,541)

Net deferred income tax assets	2,936,842	585,563
Valuation allowance	(2,936,842)	(585,563)
Deferred tax asset, net of allowance	$-	$-

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	For the year ended March 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.9%	4.7%
Stock-based compensation	(1.2)%	(5.1)%
Amortization of debt discount	-%	(6.0)%
Change in fair value of warrant liability	-%	(3.6)%
Deferred tax true-up	(0.3)%	(12.1)%
Change in valuation allowance	(24.5)%	1.0%
Income taxes provision (benefit)	-%	-%

The Company has not identified any uncertain tax positions requiring a reserve as of March 31, 2020 and 2019. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the years ended March 31, 2020 and 2019.

The Company has not been under tax examination in any jurisdiction for the years ended March 31, 2020 and 2019.

Note 12 – Related Parties

As of March 31, 2020, the Company owed approximately $50,000 for net advances from Mr. Doug Croxall, the Company’s chief executive officer. The advances are non-interest bearing, and a formal agreement has not been finalized as of the date of this report.

There were no related party transactions as of March 31, 2019.

Note 13 – Commitments and Contingencies

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

On July 1, 2020, the Company entered into the fifth amendment to its lease with Oregon State University which adjusts the Operating Expense Reimbursement payment due dates from monthly to quarterly, with the payments due in advance on the first of July, October, January and April. Effective July 1, 2020, the quarterly operating expense will be $23,097.

As of March 31, 2020, future minimum lease payments are as follows:

March 31, 2020
Year ended March 31, 2021	90,597
Year ended March 31, 2022	90,597
Year ended March 31, 2023	22,649
Total	$203,843

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2020, through September 3, 2020, the date when financial statements were available to be issued to determine if they must be reported. The Company’s subsequent events are as follows:

Notes Payable

On March 28, 2020, the Company entered into a convertible promissory note with a principal balance of $257,732. The notes contains an OID totaling $7,732, matures on March 29, 2021 and accrues interest at a rate of 12% per annum. The note was not fully executed until April 2, 2020. In connection with the convertible promissory note, the Company issued 100,000 shares of its common stock with a fair value of $91,000.

From April 29, 2020 through June 3, 2020, the Company entered into convertible promissory notes with a principal balance of approximately $1.8 million. The notes contain an OID of approximately $23,000 and the Company received net proceeds of $1.8 million. The notes bear interest at 12% per annum and mature one year from the issuance date. In connection with the convertible promissory notes, the Company issued 800,000 shares of its common stock with a fair value of $0.7 million.

Subsequent to March 31, 2020, a portion of the Company’s convertible notes have been converted into shares of the Company’s common stock. The number of shares issued in connection with conversion of the notes issued prior to March 31, 2020 totaled 3,050,141 (See Note 8). The number of shares issued in connection with conversion of the notes issued subsequent to March 31, 2020, totaled 4,644,184.

As of March 31, 2020, the Company owed approximately $53,000 to an employee of the Company, which is recorded in accounts payable in the accompanying condensed balance sheet. The employee paid approximately $53,000 directly to Oregon State University in satisfaction of the Company’s lease liability for the period August 2019 – February 2020. On April 10, 2020, the Company entered into a note payable with a principal balance of approximately $53,000, in place of the accounts payable balance. The note matures on May 15, 2020, and default interest is due at a rate of 8% if the Company fails to make an installment payment by the due date. During the three months ended June 30, 2020, the Company made installment payments timely, and as of June 30, 2020 the notes principal balance was paid in full.

Common Stock

Subsequent to March 31, 2020, the Company issued 10 shares of common stock and 4,000,000 shares of fully vested restricted common stock to its Chief Executive Officer. The Company purchased 500,000 shares of the restricted stock, at a fair value of approximately $0.5 million, to reimburse the Company’s Chief Executive Officer for amounts previously lent to the Company, to pay deferred compensation to the Chief Executive Officer and to cover the withholding taxes related to the restricted stock.

Subsequent to March 31, 2020, the Company issued 210,000 shares of its common stock with a fair value of $0.2 million to investors.

On April 27, 2020, the Company issued 162,447 shares of its common stock in satisfaction of accounts payable of approximately $122,000 owed for advisory services.

On May 5, 2020, the Company issued 100,000 shares of its common stock with a fair value of approximately $0.1 million in connection with a consulting agreement.

On June 6, 2020, the Company issued a warrant to purchase 350,000 shares of the Company’s common stock with a fair value of approximately $0.1 million. The warrant was exercised on June 30, 2020, and the Company issued 291,667 shares of its common stock.

Stock Options

On April 13, 2020, the Company granted 6,970,000 options to purchase shares of its common stock with a fair value of approximately $3.2 million to executives and employees of the Company. The options will vest over a period of 24 months.

Subsequent to March 31, 2020, the Company granted 1,366,667 options to purchase shares of its common stock with a fair value of approximately $0.3 million for consulting services.

In June 2020, the Company granted 100,000 options to purchase shares of its common stock with a fair value of approximately $40,000 to members of the Company’s Board of Directors.

On June 22, 2020, the Company’s Board of Directors adopted a resolution to accelerate the vesting of all options granted to be fully vested as of June 22, 2020.

PPP Loan

On April 24, 2020, the Company entered into a Promissory Note dated April 24, 2020 (the “PPP Note”) with Newtek Corp AVB as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (the "PPP Loan") offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $197,200 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to the Company’s full time headcount during the eight week period following the funding of the PPP Loan.

The interest rate on the PPP Note is a fixed rate of 1% per annum. To the extent that the amounts owed under the PPP Loan, or a portion of them, are not forgiven, the Company will be required to make principal and interest payments in monthly installments beginning seven months from April 2020. The PPP Note matures in two years.

The PPP Note includes events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Note.

Subsequent to March 31, 2020, the Company received an Economic Injury Disaster Loan totaling $8,000 from the U.S. Small Business Administration.