Form 10-Q
period 2020-06-30
Crown Electrokinetics Corp.
filed 2020-10-06
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of common stock, $0.0001 par value per share, outstanding as of October 5, 2020 was 28,639,863.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

CROWN ELECTROKINETICS CORP.

Condensed Balance Sheets

	June 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash & cash equivalents	$591,851	$48,307
Prepaid & other current assets	7,302	12,693
Total current assets	599,153	61,000
Property and equipment, net	87,977	92,629
Intangible assets, net	224,961	235,007
TOTAL ASSETS	$912,091	$388,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,028,420	$1,262,389
Accrued expenses	575,297	765,201
Accrued interest	372,570	454,926
Notes payable, net of debt discount of $1,439,156 and $405,377, respectively	2,215,403	3,083,158
Warrant liability	2,314,152	1,733,718
Related party payable, net	49,741	49,741
Total current liabilities	6,555,583	7,349,133
Total liabilities	6,555,583	7,349,133

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 24,777,701 shares outstanding as of June 30, 2020 and 17,324,333 shares outstanding as of March 31, 2020, respectively	2,478	1,733
Additional paid-in capital	21,264,419	9,486,129
Accumulated deficit	(26,910,389)	(16,448,359)
Total stockholders’ deficit	(5,643,492)	(6,960,497)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$912,091	$388,636

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Revenue	$-	$-
Cost of revenue	-	153,500
Gross loss	-	(153,500)

Operating expenses:
Research and development	1,372,522	320,371
Selling, general and administrative	7,937,557	1,375,908
Total operating expenses	9,310,079	1,696,279

Loss from operations	(9,310,079)	(1,849,779)

Other income (expense):
Interest expense	(1,234,213)	(523,279)
Loss on conversion of notes	(22,447)	-
Loss on extinguishment of debt	(18,200)	-
Change in fair value of warrant liability	122,909	147,808
Total other expense	(1,151,951)	(375,471)

Net loss	$(10,462,030)	$(2,225,250)

Net loss per share, basic and diluted:	$(0.61)	$(0.20)

Weighted average shares outstanding, basic and diluted:	17,342,533	11,000,824

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Deficit

Three Months Ended June 30, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2020	17,324,333	$1,733	$9,486,129	$(16,448,359)	$(6,960,497)
Issuance of common stock in satisfaction of accounts payable	162,447	16	121,819	-	121,835
Issuance of common stock in connection with notes payable	825,000	83	750,667	-	750,750
Issuance of common stock in connection with conversion of notes	2,364,244	236	2,151,225	-	2,151,461
Exercise of common stock warrants	291,667	29	(29)	-	-
Beneficial conversion feature in connection with notes payable	-	-	618,657	-	618,657
Issuance of common stock to consultants	310,010	31	282,078	-	282,109
Stock-based compensation	4,000,000	400	8,078,823	-	8,079,223
Common stock repurchased and subsequently canceled	(500,000)	(50)	(224,950)	-	(225,000)
Net loss	-	-	-	(10,462,030)	(10,462,030)
Balance as of June 30, 2020 (Unaudited)	24,777,701	$2,478	$21,264,419	$(26,910,389)	$(5,643,492)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2019	9,875,000	$988	$3,448,857	$(6,844,488)	$(3,394,643)
Stock-based compensation expense	6,000,000	600	831,823	-	832,423
Issuance of common stock and warrants in connection with cancellation of consulting agreement	100,000	10	264,510	-	264,520
Issuance of common stock in connection with notes payable	75,000	7	61,493	-	61,500
Beneficial conversion feature in connection with notes payable	-	-	27,918	-	27,918
Net loss	-	-	-	(2,225,250)	(2,225,250)
Balance as of June 30, 2019 (Unaudited)	16,050,000	$1,605	$4,634,601	$(9,069,738)	$(4,433,532)

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,462,030)	$(2,225,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,079,223	832,423
Issuance of common stock to consultants	282,109	-
Issuance of common stock and warrants in connection with cancellation of consulting agreement	-	264,520
Depreciation and amortization	14,697	19,954
Loss on extinguishment of debt	18,200	-
Loss on conversion of notes	22,447	-
Amortization of debt discount	1,051,698	419,856
Change in fair value of warrant liability	(122,909)	(147,808)
Changes in operating assets and liabilities:
Prepaid and other current assets	5,392	(78,192)
Deferred offering costs	-	(23,317)
Account payable	(112,134)	144,211
Accrued expenses	(189,905)	(2,552)
Accrued interest	126,556	103,758
Net cash used in operating activities	(1,286,656)	(692,397)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(26,603)
Net cash used in investing activities	-	(26,603)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of senior secured promissory note	(200,000)	-
Proceeds from PPP loan	205,200	-
Proceeds from issuance of senior secured convertible notes and common stock warrants	2,050,000	620,000
Common stock repurchased and subsequently canceled	(225,000)	-
Net cash provided by financing activities	1,830,200	620,000

Net increase (decrease) in cash	543,544	(99,000)
Cash — beginning of period	48,307	99,447
Cash — end of period	$591,851	$447

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid deferred offering costs	$-	$127,458
Unpaid research and development license included in accounts payable	$100,000	$100,000
Beneficial conversion feature in connection with notes payable	$618,657	$27,918
Issuance of common stock in connection with conversion of notes	$2,151,461	$-
Issuance of common stock in connection with notes payable	$750,750	$61,500
Issuance of common stock in satisfaction of accounts payable	$121,835	$-
Exercise of common stock warrants	$29	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$55,959	$-
Cash paid income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2020

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

Note 2 – Going Concern and Liquidity

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $26.9 million at June 30, 2020, a net loss of approximately $10.5 million, and approximately $1.3 million of net cash used in operating activities for the three months ended June 30, 2020.

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

Note 3 – Significant Accounting Policies

Basis of Presentation

The Company’s condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results for the full year or the results for any future periods. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended March 31, 2020 included in the Company’s Form 10-K dated as of September 4, 2020 and filed with the Securities and Exchange Commission (the “SEC”) on September 4, 2020.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2020

(Unaudited)

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2020 and 2019 are as follows:

	June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Warrants to purchase common stock	5,764,356	5,257,342
Options to purchase common stock	14,050,167	5,813,500
Unvested restricted stock awards	3,000,012	6,000,000
Convertible notes	8,417,824	11,319,822
	31,232,359	28,390,664

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for non-public entities for fiscal years beginning after December 15, 2020 and interim periods beginning after December 15, 2021. The Company is currently evaluating the effect that the updated standard will have on its condensed financial statements and related disclosures.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2020

(Unaudited)

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. The standard is effective for non-public entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted this standard on April 1, 2020 and the adoption did not have a material impact on its condensed financial statements and related disclosures.

Note 4 – Fair Value Measurements

During the three months ended June 30, 2020, the Company issued warrants totaling 1,287,868 related to its convertible notes. The warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other expense on the condensed statements of operations and disclosed in the condensed financial statements.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants granted during the three months ended June 30, 2020:

Three Months Ended June 30, 2020
(Unaudited)
Dividend yield	0%
Expected price volatility	50%
Risk free interest rate	0.16% - 0.32%
Expected term	4 years

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2020 and March 31, 2020:

	Fair value measured at June 30, 2020 (Unaudited)
	Total carrying value at June 30, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Warrant liability	$2,314,152	$-	$-	$2,314,152

	Fair value measured at March 31, 2020
	Total carrying value at March 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Warrant liability	$1,733,718	$-	$-	$1,733,718

For the three months ended June 30, 2020 and 2019, there was a change of approximately $0.1 million in Level 3 liabilities measured at fair value, respectively.

Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2020

(Unaudited)

The following tables presents changes in Level 3 liabilities measured at fair value for the three months ended June 30, 2020 and 2019.

Warrant Liability
Balance at March 31, 2020	$1,733,718
Issuance of warrants in connection with convertible notes	703,343
Change in fair value	(122,909)
Balance at June 30, 2020 (unaudited)	$2,314,152

Warrant Liability
Balance at March 31, 2019	$1,398,617
Issuance of warrants in connection with convertible notes	200,333
Change in fair value	(147,808)
Balance at June 30, 2019 (unaudited)	$1,451,142

Note 5 – Property & Equipment, Net

Property and equipment, net, consists of the following:

	June 30,	March 31,
	2020	2020
	(Unaudited)
Equipment	$148,814	$148,814
Computer software	5,440	5,440
Leasehold improvements	6,640	6,640
Total	160,894	160,894
Less accumulated depreciation and amortization	(72,917)	(68,265)
Property and equipment, net	$87,977	$92,629

Depreciation expense for the three months ended June 30, 2020 and 2019 was approximately $5,000 and $10,000 respectively.

Note 6 – Intangible Assets

On January 31, 2016, the Company, entered into an IP agreement with HP to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in the Company’s products. Under the terms of the agreement, the license is to be used for research purposes only, has a purchase price of $200,000 for the technology and a two-year closing date. On April 12, 2016 the Company and HP entered into the first amendment to the agreement, which provided that, with respect to the remainder of the purchase price, $75,000 was payable upon completion of the technology transfer and $100,000 was payable upon the first anniversary of the agreement’s effective date. The sales agreement entered into with HP concurrently with the first amendment to the agreement allocated $25,000 of the $200,000 purchase price to acquire equipment to be used in the research. On May 1, 2017, the Company and HP entered into the second amendment to the agreement which increased the purchase price for the technology to $375,000 and extended the closing date to January 31, 2020. Of such $375,000, $75,000 is payable upon completion of the technology transfer, $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable upon the third anniversary of the agreement’s effective date. On March 10, 2019, the Company and HP entered into the third amendment to the agreement, which extended the closing date to January 31, 2021, enumerated certain intellectual property owned by HP that is not subject to the exclusive license granted to the Company and revised the schedule of fees payable by the Company to HP, such that $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable before April 20, 2019. The parties have subsequently agreed that such payment is not due until October 15, 2020.

As of the date of this report, the Company has paid $25,000 to HP, and the remaining $75,000 will be paid by the October 15, 2020 due date.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2020

(Unaudited)

Under the guidance of ASC 350, Intangibles – Goodwill and Other Intangibles, the Company recorded the research license at the cost to acquire the license. As of June 30, 2020, the Company has paid $275,000 for the transfer of the technology. The remaining $100,000 has been accrued and will be paid over the remaining term of the license. The research license will be amortized over a 10-year useful life.

The carrying amounts related to the research license as of June 30, 2020 and March 31, 2020 were as follows:

	June 30,	March 31,
	2020	2020
	(Unaudited)
Research license	$375,000	$375,000
Total	375,000	375,000
Accumulated amortization	(150,039)	(139,993)
Research license, net	$224,961	$235,007

The following table represents the total estimated amortization for the research license for the five succeeding years and thereafter as of June 30, 2020 (unaudited):

Estimated Amortization Expense
2021	$30,245
2022	40,290
2023	40,290
2024	40,400
2025	40,290
Thereafter	33,446
Total	$224,961

For the three months ended June 30, 2020 and 2019, amortization expense was approximately $10,000 for each period, respectively.

The Intellectual Property Agreement grants the Company an option to purchase the related assignable patents for a purchase price of $1.4 million and must be exercised at least 60 days prior to the closing date of January 31, 2021. The Company will be responsible for all costs associated with the assignable patents and will pay a royalty of 3.0% of the gross revenues received by the Company and its Affiliates for the sale, rental, license or other disposition of the licensed products. As of June 30, 2020 and the date of this report, the Company has not exercised this option.

Note 7 – Accrued Expenses

As of June 30, 2020 and March 31, 2020, the Company’s accrued expenses consisted of the following:

	June 30, 2020	March 31, 2020
	(Unaudited)
Payroll and other expenses	$531,268	$625,974
Consulting	32,664	124,914
Other	11,365	14,313
Total	$575,297	$765,201

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2020

(Unaudited)

Note 8 – Notes Payable:

Notes payable at June 30, 2020 and March 31, 2020 consist of the following:

	June 30, 2020	March 31, 2020
	(Unaudited)
PPP loan	$205,200	$-
Notes payable, due January 1, 2018	50,000	50,000
Senior secured promissory note, due April 20, 2020	-	200,000
Senior secured convertible notes, due April 23, 2020 - June 3, 2021	3,399,359	3,238,535
Repayment of secured promissory note	3,654,559	3,488,535
Less: unamortized debt discount	(1,439,156)	(405,377)
Total notes	$2,215,403	$3,083,158

Note payable – lease

As of March 31, 2020, the Company owed approximately $53,000 to an employee of the Company, which is recorded in accounts payable in the accompanying condensed balance sheet. The employee paid approximately $53,000 directly to Oregon State University in satisfaction of the Company’s lease liability for the period August 2019 – February 2020. On April 10, 2020, the Company entered into a note payable with a principal balance of approximately $53,000, in place of the accounts payable balance. The note matured on May 15, 2020, and default interest was due at a rate of 8% if the Company fails to make an installment payment by the due date. During the three months ended June 30, 2020, the Company made installment payments timely, and as of June 30, 2020 the notes principal balance was paid in full.

PPP loan

On April 24, 2020, the Company entered into a Promissory Note dated April 24, 2020 (the “PPP Note”) with Newtek Corp AVB as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $197,200 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company intends to use a significant majority of the Loan amount for Qualifying Expenses. However, no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.

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

On June 17, 2020, the Company received an Economic Injury Disaster Loan totaling $8,000 from the U.S. Small Business Administration.

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

Three months ended June 30, 2020

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

Subsequent to June 30, 2020, the holders of the notes issued in June 2017, converted the note balances plus accrued interest into 1,194,030 shares of the Company’s common stock. On July 7, 2020, the Company entered into common stock purchase warrants with the note holders and issued 624,000 warrants to purchase shares of the Company’s common stock.

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

On April 1, 2019, the Company entered into the third amendment which extended the note term to July 1, 2019. On August 27, 2019, the Company entered into the fourth amendment which extended the note term to November 12, 2019. On January 20, 2020, the Company entered into the fifth amendment which extended the note term to April 20, 2020. As consideration for the extension, the Company issued 200,000 shares of its common stock at a fair value of $150,000 or $0.75 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $150,000 loss on extinguishment of debt during the year ended March 31, 2020.

During the three months ended June 30, 2020, the Company repaid the principal balance of $200,000 and accrued interest of approximately $56,000.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2020

(Unaudited)

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

On January 24, 2020, the Company entered into the third amendment to its senior secured promissory note which extended the note term to July 23, 2020. As consideration for the extension, the Company issued 60,000 shares of its common stock at a fair value of $45,000 or $0.75 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $45,000 loss on extinguishment of debt during the year ended March 31, 2020.

On August 24, 2020, the Company entered into the fourth amendment to its senior secured promissory note which extended the note term to October 23, 2020. As consideration for the extension, the Company issued 60,000 shares of its common stock at a fair value of $83,000 or $1.38 per share.

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

Under the Convertible Note Purchase Agreement, the Company has issued convertible notes of approximately $5.3 million. As of the date of this report, the outstanding principal balance related to the Company’s convertible notes is approximately $3.4 million. During the three months ended June 30, 2020, the Company issued convertible notes with a principal balance of $2,081,000 for proceeds of approximately $2,050,000, resulting in an original issue discount of $31,000.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2020

(Unaudited)

12% Senior Secured Convertible Promissory Notes

On May 31, 2018, July 11, 2018, and July 27, 2018 the Company entered into senior secured convertible promissory notes to its senior secured convertible note issued on March 31, 2018, which provides the Company an additional $274,050 with an OID of $19,050 for net proceeds of $255,000. The notes bear interest at 12% per annum and mature on one year from the issuance date. Interest may be paid in cash or, if certain conditions are met, in shares of the Company, at the Company’s discretion. The notes are convertible by the holder at a price per common share equal to the lower of $3,000,000 divided by the number of common share outstanding on the date of conversion (“Fixed Conversion Price”) or 67% of the per share price of the Company’s first equity financing (“Variable Conversion Price”). Interest may be paid in cash or, if certain conditions are met, in shares of the Company, at the Company’s discretion. The note is secured by the Company’s intellectual property, including its registered trademarks, patents, and copyrights and any related applications, and all the associated goodwill related to the intellectual property. The notes may be prepaid by the Company, with 15 days’ notice, at 125% of unpaid principal and interest, and the holder may exercise its conversion right during the notice period. In the event of default, the notes pay a default rate of 24% per annum, and the holder may put the notes for cash or convert into a variable number of the Company’s shares at a 45% discount at 150% of the outstanding principal and accrued interest. The number of shares the holder may receive in either conversions is capped at 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of this note held by the holder.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2020

(Unaudited)

On August 27, 2019, the Company entered into the first amendment related to its senior secured convertible promissory notes dated May 31, 2018, July 11, 2018, July 27, 2018 and August 13, 2018, which extended the notes term to November 12, 2019. As consideration for the extension, the Company issued 10,000 shares of its common stock at a fair value of $7,500 or $0.75 per share. On November 11, 2019, the Company entered into the second amendment which extended the notes term to January 4, 2020. On January 24, 2020, the Company entered into the third amendment which extended the notes term to July 23, 2020. As consideration for the extension, the Company issued 60,000 shares of its common stock at a fair value of $45,000 or $0.75 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $45,000 loss on extinguishment of debt during the year ended March 31, 2020. On August 24, 2020, the Company entered into the fourth amendment which extended the notes term to October 23, 2020. As consideration for the extension, the Company issued 60,000 shares of its common stock at a fair value of $83,000 or $1.38 per share.

On August 27, 2019, the Company entered into the first amendment related to its senior secured convertible promissory note dated November 14, 2018, which extended the note term to November 12, 2019. As consideration for the extension, the Company issued 10,000 shares of its common stock at a fair value of $7,500 or $0.75 per share. On November 11, 2019, the Company entered into the second amendment which extended the note term to January 4, 2020. On January 24, 2020, the Company entered into the third amendment which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 15,000 shares of its common stock at a fair value of $11,250 or $0.75 per share. The Company accounted for the issuance of the shares as a debt modification using the guidance under ASC 470-50, Debt Modifications and Extinguishments, and during the year ended March 31, 2020, recorded a debt discount of $11,250 related to the issuance of the shares. On April 23, 2020, the Company entered into the fourth amendment which extended the note term to May 23, 2020. On May 23, 2020, the Company entered into the fifth amendment, which extended the note term to June 23, 2020 and as consideration for the extension, the Company issued 5,000 shares of its common stock at a fair value of $4,550. The Company accounted for the issuance of the shares as a debt modification using the guidance under ASC 470-50, Debt Modifications and Extinguishments, and during the three months ended June 30, 2020, recorded a debt discount of $4,550 related to the issuance of the shares. As of June 30, 2020, the debt discount was nominal. On August 24, 2020, the Company entered into the sixth amendment, which extended the note term to September 2, 2020 and as consideration for the extension, the Company issued 5,000 shares of its common stock at an approximate fair value of $6,900 or $1.38 per share. On September 2, 2020, the Company entered into the seventh amendment, which extended the note term to December 2, 2020 and as consideration for the extension, the Company issued 5,000 shares of its common stock at an approximate fair value of $6,900 or $1.38 per share.

On January 24, 2020, the Company entered into the first amendment related to its senior secured convertible promissory note dated December 24, 2018, which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 15,000 shares of its common stock at a fair value of $11,250 or $0.75 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $11,250 loss on extinguishment of debt during the year ended March 31, 2020. On April 23, 2020, the Company entered into the second amendment related to its senior secured convertible promissory note dated December 24, 2018, which extended the note term to October 23, 2020. As consideration for the extension, the Company issued 15,000 shares of its common stock at a fair value of $13,650. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $13,650 loss on extinguishment of debt during the three months ended June 30, 2020, which is included on the accompanying condensed statement of operations.

On January 24, 2020, the Company entered into the first amendment related to its senior secured convertible promissory note dated December 28, 2018, which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 5,000 shares of its common stock at a fair value of $3,750 or $0.75 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $3,750 loss on extinguishment of debt during the year ended March 31, 2020. On April 23, 2020, the Company entered into the second amendment related to its senior secured convertible promissory note dated December 28, 2018, which extended the note term to October 23, 2020. As consideration for the extension, the Company issued 5,000 shares of its common stock at a fair value of $4,550. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $4,550 loss on extinguishment of debt during the three months ended June 30, 2020, which is included on the accompanying condensed statement of operations.

During the three months ended June 30, 2020, the holders of the notes issued on December 24, 2018 and December 28, 2018, converted the note principal balances of approximately $52,000 plus accrued interest of $6,000 into 63,889 shares of the Company’s common stock.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2020

(Unaudited)

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

During the three months ended June 30, 2020, the holders of the notes issued from January 11, 2019 through March 31, 2019, converted the note principal balances of approximately $0.6 million plus accrued interest of $60,000 into 696,110 shares of the Company’s common stock.

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

Three months ended June 30, 2020

(Unaudited)

On March 13, 2020, the Company entered into first amendments related to its senior secured convertible promissory notes dated April 2, 2019 through June 10, 2019, which extended the note terms by 180 days from the original maturity dates.

During the three months ended June 30, 2020, the holders of the notes issued in April 2019, converted the note principal balances of approximately $0.5 million plus accrued interest of $51,000 into 651,667 shares of the Company’s common stock.

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

During the three months ended June 30, 2020, the holder of the note issued on March 9, 2020, converted the notes principal balance of approximately $0.3 million plus accrued interest of $31,000 into 320,733 shares of the Company’s common stock.

Subsequent to June 30, 2020, the holder of the note issued on January 10 2020, converted the note balances plus accrued interest into 123,711 shares of the Company’s common stock.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2020

(Unaudited)

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

On March 28, 2020, the Company entered into a convertible promissory note with a principal balance of $257,732. The notes contains an OID totaling $7,732, matures on March 29, 2021 and accrues interest at a rate of 12% per annum. The note was not fully executed until April 2, 2020 and the Company received net proceeds of $250,000. In connection with the convertible promissory note, the Company issued 100,000 shares of its common stock with a fair value of $91,000.

From April 29, 2020 through June 3, 2020, the Company entered into convertible promissory notes with a principal balance of approximately $1.8 million. The notes contain an OID of approximately $23,000 and the Company received net proceeds of $1.8 million. The notes bear interest at 12% per annum and mature one year from the issuance date. In connection with the convertible promissory notes, the Company issued 700,000 shares of its common stock with a fair value of $0.6 million.

In connection with issuance of the senior secured promissory notes, the Company issued the note holder a common stock purchase warrant with a term of four years, providing the holder with the right to purchase 1,287,868 shares of the Company’s common stock at June 30, 2020. The purchase price of one share of common stock under the warrant shall be 125% of the Fixed Conversion Price of the senior secured convertible promissory notes. The purchase price is subject to downward adjustment for any dilutive issuance, as defined. Additionally, the warrant holder has the option to require the Company to cash settle the warrant, for the Black Scholes value of the remaining unexercised portion of the warrant, upon a fundamental transaction, as defined.

After allocating issuance proceeds to the warrant liability, the effective conversion price of the senior secured promissory notes was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion feature on the issuance date, resulting in an additional discount to the initial carrying value of the senior secured promissory notes of $618,657 with a corresponding credit to additional paid-in capital.

During the three months ended June 30, 2020, the holders of notes issued during the period April 2, 2020 through June 3, 2020, converted the notes principal balance of approximately $0.5 million plus accrued interest of $61,000 into 631,844 shares of the Company’s common stock.

Subsequent to June 30, 2020, the holders of the notes issued in during the period April 2, 2020 through June 3, 2020, converted the note balances plus accrued interest into 1,024,422 shares of the Company’s common stock.

The carrying value of the senior secured convertible notes, as of June 30, 2020 and March 31, 2020, is comprised of the following:

	June 30, 2020	March 31, 2020
	(Unaudited)
Principal value of convertible notes	$3,399,359	$3,238,535
Original issue discount	(278,462)	(247,535)
Discount resulting from allocation of proceeds to warrant liability	(1,823,209)	(1,119,866)
Discount resulting from beneficial conversion feature	(1,150,387)	(531,730)
Discount resulting from issuance of common stock	(1,379,800)	(647,250)
Amortization of discount	3,192,702	2,141,004
Net carrying value of Senior Secured Convertible Notes	$1,960,203	$2,833,158

The aggregate discount to the senior secured convertible note will be amortized to interest expense over the term of the note using the effective interest method. As of June 30, 2020, the total accrued interest in connection with the convertible notes was approximately $0.4 million.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2020

(Unaudited)

Note 9 – Stockholders’ Deficit

Preferred Stock

As of June 30, 2020 and March 31, 2020, there were no shares of the Company’s par value $0.0001, 50,000,000 shares, of authorized preferred stock outstanding.

Common Stock and Warrants

During the three months ended June 30, 2020, the Company issued 10 shares of common stock and 4,000,000 shares of fully vested restricted common stock to its Chief Executive Officer. The Company purchased 500,000 shares of the restricted stock, at a fair value of approximately $0.5 million, to reimburse the Company’s Chief Executive Officer for amounts previously lent to the Company, to pay deferred compensation to the Chief Executive Officer and to cover the withholding taxes related to the restricted stock.

During the three months ended June 30, 2020, the Company issued 310,010 shares of its common stock with a fair value of approximately $0.3 million to consultants.

During the three months ended June 30, 2020, the Company issued 2,364,244 shares of its common stock with a fair value of $2.2 million or $0.91 per share, upon conversion of its senior secured convertible notes (See Note 8).

During the three months ended June 30, 2020, the Company issued 825,000 shares of its common stock with a fair value of approximately $0.8 million in connection with its convertible notes (see Note 8).

On April 27, 2020, the Company issued 162,447 shares of its common stock in satisfaction of accounts payable of approximately $122,000 owed for advisory services.

On June 6, 2020, the Company issued a warrant to purchase 350,000 shares of the Company’s common stock with a fair value of approximately $0.1 million. The warrant was exercised on a cashless basis on June 30, 2020, and the Company issued 291,667 shares of its common stock.

Note 10 – Stock-Based Compensation, Restricted Stock and Stock Options:

The Company grants equity-based compensation under its 2016 Equity Incentive Plan (the “Plan”). The Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants. As of June 30, 2020, there is a total of 22,000,000 shares of the Company’s common stock available under the Plan.

Stock-based compensation:

The Company recognized total expenses for stock-based compensation during the three months ended June 30, 2020 and 2019, which are included in the accompanying statements of operations, as follows (unaudited):

	Three months ended June 30,
	2020	2019
Research and development expenses	$1,152,341	$258,908
Selling, general and administrative expenses	6,926,882	838,035
Total stock-based compensation	$8,079,223	$1,096,943

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2020

(Unaudited)

Restricted stock awards:

A summary of the Company’s restricted stock activity during the three months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at March 31, 2020	3,750,009	$0.82
Granted	4,000,000	$1.38
Vested	(4,749,997)	$1.28
Unvested at June 30, 2020 (unaudited)	3,000,012	$0.82

During the three months ended June 30, 2020, the Company issued 4,000,000 shares of fully vested restricted common stock to its Chief Executive Officer. The Company repurchased 500,000 shares of the restricted stock (See Note 9).

The fair value of restricted stock awards is measured based on their fair value at the grant date and amortized over the vesting period, which is generally 24 months. As of June 30, 2020, the unrecognized stock-based compensation expense related to restricted stock awards was approximately $0.7 million to be recognized over a period of 0.5 years.

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

During the three months ended June 30, 2020, the Company granted 1,166,667 options to purchase shares of its common stock with a fair value of approximately $0.3 million for consulting services.

In June 2020, the Company granted 100,000 options to purchase shares of its common stock with a fair value of approximately $40,000 to members of the Company’s Board of Directors.

On June 22, 2020, the Company’s Board of Directors adopted a resolution to accelerate the vesting of all options granted to be fully vested as of June 22, 2020. As of June 30, 2020, the Company had no unrecognized compensation expense related to its stock options granted under the Company’s equity incentive plan.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2020

(Unaudited)

The following was used in determining the fair value of stock options granted during the three months ended June 30, 2020. No stock options were granted and for the three months ended June 30, 2019.

June 30, 2020
(Unaudited)
Dividend yield	0%
Expected price volatility	50.0%
Risk free interest rate	0.16% - 0.44%
Expected term	5-6 years

A summary of activity under the Plan for the three months ended June 30, 2020 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2020	5,813,500	$0.18	8.2	$4,243,610
Granted	8,236,667	$0.75	9.1	-
Outstanding at June 30, 2020 (unaudited)	14,050,167	$0.51	8.6	$6,840,042

Exercisable at June 30, 2020 (unaudited)	14,050,167	$0.51	8.6	$6,840,042

Warrants:

During the three months ended June 30, 2020, the Company issued 350,000 warrants to purchase shares of the Company’s common stock. During the three months ended June 30, 2020, the Company recognized approximately $137,000 of stock-based compensation expense related to the warrants. The Company estimated the fair value of the warrants using the Black-Scholes pricing model consisting of; an expected term of 5 years, a risk-free interest rate of 2.37%, a stock price of $0.91 per share and a volatility of 50%.

Note 11 – Related Parties, net

As of June 30, 2020 and March 31, 2020, the Company owed approximately $50,000 for net advances from Mr. Doug Croxall, the Company’s chief executive officer. The advances are non-interest bearing, and a formal agreement has not been finalized as of the date of this report.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2020

(Unaudited)

As of June 30, 2020, future minimum lease payments are as follows (unaudited):

June 30, 2020
Year ended March 31, 2021	$69,291
Year ended March 31, 2022	92,388
Year ended March 31, 2023	23,097
Total	$184,776

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 13 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2020, through October 6, 2020, the date when condensed financial statements were issued to determine if they must be reported.

Common Stock

On September 11, 2020, the Company, entered into a Securities Purchase Agreement with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”) to sell to the Purchasers an aggregate of 1,390,000 unregistered shares of the Company’s common stock, par value $0.0001 per share and 695,000 warrants to purchase common stock in a private placement transaction, for gross proceeds of approximately $1.7 million. The shares were issued at a price of $1.25 per share. The Warrants have a five year term, and an exercise price of $1.50 per share, subject to customary adjustments as set forth in the Warrant. The Company is not required to issue common stock upon exercise of any portion of a Warrant if doing so results in the holder thereof beneficially owning more than 4.99% of the outstanding common stock after giving effect to such exercise.

Stock Options

On September 16, 2020, the Company granted 2,233,932 options to purchase shares of its common stock to its chief financial officer. The options fully vest thirty days from the grant date and have a fair value of approximately $1.0 million.

Subsequent to June 30, 2020, the Company granted 200,000 options to purchase shares of its common stock with a fair value of approximately $0.1 million for consulting services.

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

On November 15, 2017, the Company entered into a license agreement with Asahi Glass Co., Ltd. (“Asahi”). The Asahi agreement provides that the Company will provide samples to be used by Asahi for the sole purpose of determining the feasibility of integrating the Company’s film technology in Asahi’s auto and train glass products. The Company began performing development activities in April of 2018. On February 1, 2019, the Company and Asahi entered into a new license agreement, terminating the prior agreement. Under such new license agreement, the Company will provide samples to be used by Asahi to evaluate the appearance of and measure optical properties of the Company’s film technology. At Asahi’s option, the Company will provide additional samples to be used by Asahi to measure the durability of such sample for the purpose of determining the feasibility of integrating the Company’s film technology in Asahi’s auto and train glass products. The performance related to the new agreement is a continuation of the work being performed as of April 2018. On November 14, 2019, the Company entered into a new agreement with Asahi, which terminates the February 1, 2019 agreement as of June 16, 2019, (the “Effective Date”) of the new agreement. Under the terms of the new agreement, Asahi will pay the Company $0.1 million within 60 days of the Effective Date. On December 10, 2019, the Company received the $0.1 million payment from Asahi and the Company delivered three pieces of updated samples to Asahi on September 28, 2020.

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

Results of Operations for the three months ended June 30, 2020 and 2019 (income):

	Three Months Ended June 30,
	2020	2019
Revenue	$-	$-
Cost of revenue	-	(153,500)
Research and development	(1,372,522)	(320,371)
Selling, general and administrative	(7,937,557)	(1,375,908)
Other expense	(1,151,951)	(375,471)
Net Loss	$(10,462,030)	$(2,225,250)

Revenue

The Company did not recognize revenue for the three months ended June 30, 2020 and 2019. We are not able to estimate the total amount of development service under an efforts-based perspective and, therefore, the amount of performance that will be required in our contracts cannot be reliably estimated under the proportional performance revenue recognition model. Accordingly, we recognize revenue up to the amount of costs incurred.

Cost of Revenue

There was no cost of revenue recognized during the three months ended June 30, 2020. The cost of revenue for the three months ended June 30, 2019, was approximately $154,000 million and consists of approximately $125,000 related to the costs incurred with respect to our contract with Eastman and approximately $30,000 with respect to our contract with Asahi.

Research and Development

Research and development expenses were $1.4 million for the three months ended June 30, 2020 compared to $0.3 million for the three months ended June 30, 2019. The increase of $1.1 million is primarily related to stock-based compensation expenses recognized for stock options granted to our employees and officers during the three months ended June 30, 2020.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $7.9 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively. The $6.5 million increase in SG&A expenses is primarily attributable to stock-based compensation of $3.6 million recognized with the issuance of 4,000,000 shares of restricted stock to our chief executive officer, and $2.7 million of stock-based compensation related to stock options granted to our employees and officers during the three months ended June 30, 2020.

Other Expense

Other expense was approximately $1.1 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively. The $0.7 million increase is primarily due to increased interest expense related to our convertible notes.

Liquidity

Going Concern

We have incurred substantial operating losses since our inception, and we expect to continue to incur significant operating losses for the foreseeable future, and may never become profitable. We had an accumulated deficit of approximately $26.9 million at June 30, 2020, a net loss of approximately $10.5 million, and approximately $1.3 million of net cash used in operating activities for the three months ended June 30, 2020.

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

Cash Flows

	Three Months Ended June 30,
	2020	2019
Cash and cash equivalents at the beginning of the period	$48,307	$99,447
Net cash used in operating activities	(1,286,656)	(692,397)
Net cash used in investing activities	-	(26,603)
Net cash provided by financing activities	1,830,200	620,000
Cash and cash equivalents at the end of the period	$591,851	$447

Operating Activities

For the three months ended June 30, 2020, net cash used in operating activities was $1.3 million, which primarily consisted of our net loss of $10.5 million, adjusted for non-cash expenses of $9.3 million including, $8.4 million of stock-based compensation expenses and $1.1 million of amortization related to the debt discount recognized for our convertible notes payable, offset by $0.1 million for the change in fair value of our warrant liability. The net change in operating assets and liabilities was $0.2 million and was primarily due to increases in accounts payable and accrued expenses totaling $0.3 million, offset by a $0.1 million decrease in accrued interest related to our convertible notes.

For the three months ended June 30, 2019, net cash used in operating activities was $0.7 million, which primarily consisted of our net loss of $2.2 million, adjusted for non-cash expenses of $1.4 million including, $1.1 million of stock-based compensation expenses, $0.4 million of amortization related to the debt discount recognized for our convertible notes payable, off-set by $0.1 million for the change in fair value of our warrant liability. The net change in operating assets and liabilities was $0.1 million and primarily due to the increase in accrued interest related to our convertible notes.

Investing Activities

There were no investing activities during the three months ended June 30, 2020.

For the three months ended June 30, 2019, net cash used in investing activities was approximately $27,000, related to the purchase of computer equipment and computer software.

Financing Activities

For the three months ended June 30, 2020, net cash provided by financing activities was $1.8 million. The net cash provided is primarily related to $2.1 million of proceeds received from the issuance of our senior secured convertible notes and the related stock warrants, and $0.2 million of proceeds received from our PPP loan, offset by $0.2 million for the repurchase of shares of our common stock and $0.2 million for the repayment of our senior secured promissory note.

For the three months ended June 30, 2019, net cash provided by financing activities was $0.6 million. The net cash provided is primarily related to $0.6 million of proceeds received from the issuance of our senior secured convertible notes and the related stock warrants.

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

With respect to the quarter ended June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crown Electrokinetics Corp.

Dated: October 6, 2020	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and Principal Financial Officer