Form 10-Q
period 2020-09-30
Crown Electrokinetics Corp.
filed 2020-11-17
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares of common stock, $0.0001 par value per share, outstanding as of November 13, 2020 was 28,779,863.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

CROWN ELECTROKINETICS CORP.

Condensed Balance Sheets

	September 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash & cash equivalents	$600,924	$48,307
Prepaid & other current assets	91,702	12,693
Total current assets	692,626	61,000
Property and equipment, net	106,600	92,629
Intangible assets, net	214,806	235,007
TOTAL ASSETS	$1,014,032	$388,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$976,021	$1,262,389
Accrued expenses	242,737	765,201
Accrued interest	394,106	454,926
Notes payable, net of debt discount of $501,370 and $405,377, respectively	2,176,900	3,083,158
Warrant liability	3,765,699	1,733,718
Related party payable, net	49,741	49,741
Total current liabilities	7,605,204	7,349,133
Total liabilities	7,605,204	7,349,133

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 28,639,863 shares outstanding as of September 30, 2020 and 17,324,333 shares outstanding as of March 31, 2020, respectively	2,864	1,733
Additional paid-in capital	26,082,835	9,486,129
Accumulated deficit	(32,676,871)	(16,448,359)
Total stockholders’ deficit	(6,591,172)	(6,960,497)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,014,032	$388,636

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenue	$-	$-	$-	$-
Cost of revenue	-	153,500	-	307,000
Gross loss	-	(153,500)	-	(307,000)
Operating expenses:
Research and development	423,174	750,395	1,795,696	1,070,766
Selling, general and administrative	1,659,612	1,492,483	9,597,169	2,868,391
Total operating expenses	2,082,786	2,242,878	11,392,865	3,939,157
Loss from operations	(2,082,786)	(2,396,378)	(11,392,865)	(4,246,157)
Other income (expense):
Other income (expense)	(54,226)	-	(54,226)	-
Interest expense	(1,089,804)	(393,320)	(2,324,017)	(916,599)
Loss on exchange of notes payable for common stock and warrants	(1,498,901)	-	(1,521,348)	-
Loss on extinguishment of debt	(179,400)	-	(197,600)	-
Change in fair value of warrant liability	(861,365)	(11,482)	(738,456)	136,326
Total other expense	(3,683,696)	(404,802)	(4,835,647)	(780,273)
Net loss	$(5,766,482)	$(2,801,180)	$(16,228,512)	$(5,026,430)
Net loss per share, basic and diluted:	$(0.22)	$(0.24)	$(0.75)	$(0.46)
Weighted average shares outstanding, basic and diluted:	25,645,519	11,625,368	21,532,383	11,314,802

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Deficit

Three Months Ended September 30, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2020 (Unaudited)	24,777,701	$2,478	$21,264,419	$(26,910,389)	$(5,643,492)
Issuance of common stock, net of fees	1,390,000	139	1,063,341	-	1,063,480
Issuance of common stock in connection with notes payable	130,000	13	179,387	-	179,400
Issuance of common stock in connection with conversion of notes	2,342,163	234	2,341,928	-	2,342,162
Issuance of common stock warrants	-	-	263,328	-	263,328
Stock-based compensation	-	-	970,432	-	970,432
Net loss	-	-	-	(5,766,482)	(5,766,482)
Balance as of September 30, 2020 (Unaudited)	28,639,864	$2,864	$26,082,835	$(32,676,871)	$(6,591,172)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2019 (Unaudited)	16,050,000	$1,605	$4,634,601	$(9,069,738)	$(4,433,532)
Stock-based compensation expense	-	-	1,769,422	-	1,769,422
Issuance of common stock in connection with notes payable	346,000	35	259,465	-	259,500
Net loss	-	-	-	(2,801,180)	(2,801,180)
Balance as of September 30, 2019 (Unaudited)	16,396,000	$1,640	$6,663,488	$(11,870,918)	$(5,205,790)

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Deficit

Six Months Ended September 30, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2020	17,324,333	$1,733	$9,486,129	$(16,448,359)	$(6,960,497)
Issuance of common stock and warrants, net of fees	1,390,000	139	1,063,341	-	1,063,480
Issuance of common stock in satisfaction of accounts payable	162,447	16	121,819	-	121,835
Issuance of common stock in connection with notes payable	955,000	96	930,054	-	930,150
Issuance of common stock in connection with conversion of notes	4,706,406	470	4,493,153	-	4,493,623
Issuance of common stock warrants	-	-	263,328	-	263,328
Exercise of common stock warrants	291,667	29	(29)	-	-
Beneficial conversion feature in connection with notes payable	-	-	618,657	-	618,657
Issuance of common stock to consultants	310,010	31	282,078	-	282,109
Stock-based compensation	4,000,000	400	9,049,255	-	9,049,655
Common stock repurchased and subsequently canceled	(500,000)	(50)	(224,950)	-	(225,000)
Net loss	-	-	-	(16,228,512)	(16,228,512)
Balance as of September 30, 2020 (Unaudited)	28,639,863	$2,864	$26,082,835	$(32,676,871)	$(6,591,172)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2019	9,875,000	$988	$3,448,857	$(6,844,488)	$(3,394,643)
Stock-based compensation expense	6,000,000	600	2,601,245	-	2,601,845
Issuance of common stock and warrants in connection with cancellation of consulting agreement	100,000	10	264,510	-	264,520
Issuance of common stock in connection with notes payable	421,000	42	320,958	-	321,000
Beneficial conversion feature in connection with notes payable	-	-	27,918	-	27,918
Net loss	-	-	-	(5,026,430)	(5,026,430)
Balance as of September 30, 2019 (Unaudited)	16,396,000	$1,640	$6,663,488	$(11,870,918)	$(5,205,790)

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,228,512)	$(5,026,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,049,655	2,601,845
Issuance of common stock to consultants	282,109	-
Issuance of common stock and warrants in connection with cancellation of consulting agreement	-	264,520
Depreciation and amortization	35,281	38,924
Loss on extinguishment of debt	197,600	-
Loss on exchange of notes payable for common stock and warrants	1,521,348	-
Amortization of debt discount	1,989,484	740,041
Non-cash expenses for placement agent	54,961	-
Change in fair value of warrant liability	738,456	(136,326)
Changes in operating assets and liabilities:
Prepaid and other current assets	(79,008)	(17,566)
Account payable	(111,534)	370,645
Accrued expenses	(522,465)	255,403
Accrued interest	278,393	176,893
Net cash used in operating activities	(2,794,232)	(732,051)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(29,051)	(26,603)
Net cash used in investing activities	(29,051)	(26,603)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of fees	1,598,700	-
Proceeds from related party	-	31,000
Repayment of senior secured promissory note	(200,000)	-
Proceeds from PPP loan	205,200	-
Repayment of notes payable	(53,000)	-
Proceeds from issuance of senior secured convertible notes and common stock warrants	2,050,000	620,000
Common stock repurchased and subsequently canceled	(225,000)	-
Change in cash overdraft	-	8,207
Net cash provided by financing activities	3,375,900	659,207

Net increase (decrease) in cash	552,617	(99,447)
Cash — beginning of period	48,307	99,447
Cash — end of period	$600,924	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid deferred offering costs	$-	$155,311
Unpaid research and development license included in accounts payable	$75,000	$100,000
Beneficial conversion feature in connection with notes payable	$618,657	$27,918
Issuance of common stock in connection with conversion of notes	$4,493,623	$-
Issuance of common stock in connection with notes payable	$930,150	$321,000
Issuance of common stock in satisfaction of accounts payable	$121,835	$-
Exercise of common stock warrants	$29	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$56,140	$-
Cash paid income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Six months ended September 30, 2020
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

Note 2 – Going Concern and Liquidity

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $32.7 million at September 30, 2020, a net loss of approximately $16.2 million, and approximately $2.8 million of net cash used in operating activities for the six months ended September 30, 2020.

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

Note 3 – Significant Accounting Policies

Basis of Presentation

The Company’s condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results for the full year or the results for any future periods. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended March 31, 2020 included in the Company’s Form 10-K dated as of September 4, 2020 and filed with the Securities and Exchange Commission (the “SEC”) on September 4, 2020.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Six months ended September 30, 2020
(Unaudited)

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2020 and 2019 are as follows:

	September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Warrants to purchase common stock	6,560,156	5,257,342
Options to purchase common stock	16,484,099	5,813,500
Unvested restricted stock awards	2,250,015	6,000,000
Convertible notes	6,075,661	11,319,822
	31,369,931	28,390,664

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
Six months ended September 30, 2020
(Unaudited)

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging – (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, which are intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be considered "not indexed to an entity's own stock" and therefore accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, the guidance re-characterized the indefinite deferral of certain provisions on distinguishing liabilities from equity to a scope exception with no accounting effect. This guidance becomes effective January 1, 2019 and early adoption is permitted. The Company adopted this standard on April 1, 2020 and the adoption did not have a material impact on its condensed financial statements and related disclosures.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its condensed consolidated financial statements and related disclosures.

Note 4 – Fair Value Measurements

During the six months ended September 30, 2020, the Company issued warrants totaling 1,294,800 in connection with its convertible notes. During the three and six months ended September 30, 2020, in connection with the Company’s September 11, 2020 financing (see Note 9), the Company issued 795,800 warrants, in each period, respectively. The warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other expense on the condensed statements of operations and disclosed in the condensed financial statements.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants granted during the three and nine months ended September 30, 2020:

	Three Months Ended	Six Months Ended	Year Ended
	September 30, 2020	September 30, 2020	March 31, 2020
	(Unaudited)	(Unaudited)
Dividend yield	0%	0%	0%
Expected price volatility	50%	50%	50%
Risk free interest rate	0.13% - 0.28%	0.13% - 0.32%	1.61 - 2.18%
Expected term	5 years	4-5 years	4 years

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Six months ended September 30, 2020
(Unaudited)

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2020 and March 31, 2020:

	Fair value measured at September 30, 2020 (Unaudited)
	Total carrying value at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$3,765,699	$-	$-	$3,765,699

	Fair value measured at March 31, 2020
	Total carrying value at March 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Warrant liability	$1,733,718	$-	$-	$1,733,718

For the three and six months ended September 30, 2020, there was a change of approximately $0.9 million and $0.7 million, respectively in Level 3 liabilities measured at fair value, respectively.

Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

The following tables presents changes in Level 3 liabilities measured at fair value for the six months ended September 30, 2020 and 2019.

Warrant Liability
Balance at March 31, 2020	$1,733,718
Issuance of warrants in connection with convertible notes	703,343
Change in fair value	(122,909)
Balance at June 30, 2020 (unaudited)	$2,314,152
Issuance of warrants in connection with financing	515,426
Issuance of placement agent warrants	74,755
Change in fair value	861,366
Balance at September 30, 2020 (unaudited)	$3,765,699

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Six months ended September 30, 2020
(Unaudited)

Warrant Liability
Balance at March 31, 2019	$1,398,616
Issuance of warrants in connection with convertible notes	200,334
Change in fair value	(147,808)
Balance at June 30, 2019 (Unaudited)	$1,451,142
Change in fair value	11,482
Balance at September 30, 2019 (Unaudited)	$1,462,624

Note 5 – Property & Equipment, Net

Property and equipment, net, consists of the following:

	September 30,	March 31,
	2020	2020
	(Unaudited)
Equipment	$177,865	$148,814
Computer software	5,439	5,440
Leasehold improvements	6,640	6,640
Total	189,944	160,894
Less accumulated depreciation and amortization	(83,344)	(68,265)
Property and equipment, net	$106,600	$92,629

Depreciation expense for the three months ended September 30, 2020 and 2019 was approximately $5,000 and $9,000 respectively.

Depreciation expense for the six months ended September 30, 2020 and 2019 was approximately $15,000 and $19,000 respectively.

Note 6 – Intangible Assets

On January 31, 2016, the Company, entered into an IP agreement with HP to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in the Company’s products. Under the terms of the agreement, the license is to be used for research purposes only, has a purchase price of $200,000 for the technology and a two-year closing date. On April 12, 2016 the Company and HP entered into the first amendment to the agreement, which provided that, with respect to the remainder of the purchase price, $75,000 was payable upon completion of the technology transfer and $100,000 was payable upon the first anniversary of the agreement’s effective date. The sales agreement entered into with HP concurrently with the first amendment to the agreement allocated $25,000 of the $200,000 purchase price to acquire equipment to be used in the research. On May 1, 2017, the Company and HP entered into the second amendment to the agreement which increased the purchase price for the technology to $375,000 and extended the closing date to January 31, 2020. Of such $375,000, $75,000 is payable upon completion of the technology transfer, $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable upon the third anniversary of the agreement’s effective date. On March 10, 2019, the Company and HP entered into the third amendment to the agreement, which extended the closing date to January 31, 2021, enumerated certain intellectual property owned by HP that is not subject to the exclusive license granted to the Company and revised the schedule of fees payable by the Company to HP, such that $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable before April 20, 2019. The parties subsequently agreed that such payment was not due until October 15, 2020. On October 5, 2020, the Company paid $25,000 and the remaining $75,000 is not due until January 21, 2021.

As of the date of this report, the Company has paid $25,000 to HP, and the remaining $75,000 will be paid by the January 21, 2021 due date.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Six months ended September 30, 2020
(Unaudited)

Under the guidance of ASC 350, Intangibles – Goodwill and Other Intangibles, the Company recorded the research license at the cost to acquire the license. As of September 30, 2020, the Company has paid $300,000 for the transfer of the technology. The remaining $75,000 has been accrued and will be paid over the remaining term of the license. The research license will be amortized over a 10-year useful life.

The carrying amounts related to the research license as of September 30, 2020 and March 31, 2020 were as follows:

	September 30,	March 31,
	2020	2020
	(Unaudited)
Research license	$375,000	$375,000
Total	375,000	375,000
Accumulated amortization	(160,194)	(139,993)
Research license, net	$214,806	$235,007

The following table represents the total estimated amortization for the research license for the five succeeding years and thereafter as of September 30, 2020 (unaudited):

Estimated
Amortization
Expense
2021	$20,090
2022	40,290
2023	40,290
2024	40,400
2025	40,290
Thereafter	33,446
Total	$214,806

For the three months ended September 30, 2020 and 2019, amortization expense was approximately $10,000 for each period, respectively. For the six months ended September 30, 2020 and 2019, the Company recorded amortization expense of approximately $20,000 for each period, respectively.

The Intellectual Property Agreement grants the Company an option to purchase the related assignable patents for a purchase price of $1.4 million and must be exercised at least 60 days prior to the closing date of January 31, 2021. The Company will be responsible for all costs associated with the assignable patents and will pay a royalty of 3.0% of the gross revenues received by the Company and its Affiliates for the sale, rental, license or other disposition of the licensed products. As of September 30, 2020 and the date of this report, the Company has not exercised this option.

Note 7 – Accrued Expenses

As of September 30, 2020 and March 31, 2020, the Company’s accrued expenses consisted of the following:

	September 30, 2020	March 31, 2020
	(Unaudited)
Payroll and other expenses	$222,837	$625,974
Consulting	14,414	124,914
Other	5,486	14,313
Total	$242,737	$765,201

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Six months ended September 30, 2020
(Unaudited)

Note 8 – Notes Payable:

Notes payable at September 30, 2020 and March 31, 2020 consist of the following:

	September 30, 2020	March 31, 2020
	(Unaudited)
PPP loan	$205,200	$-
Notes payable, due January 1, 2018	-	50,000
Senior secured promissory note, due April 20, 2020	-	200,000
Senior secured convertible notes, due December 11, 2020 - June 3, 2021	2,473,070	3,238,535
	2,678,270	3,488,535
Less: unamortized debt discount	(501,370)	(405,377)
Total notes	$2,176,900	$3,083,158

Note payable – lease

As of March 31, 2020, the Company owed approximately $53,000 to an employee of the Company, which is recorded in accounts payable in the accompanying condensed balance sheet. The employee paid approximately $53,000 directly to Oregon State University in satisfaction of the Company’s lease liability for the period August 2019 – February 2020. On April 10, 2020, the Company entered into a note payable with a principal balance of approximately $53,000, in place of the accounts payable balance. The note matured on May 15, 2020, and default interest was due at a rate of 8% if the Company fails to make an installment payment by the due date. During the six months ended September 30, 2020, the Company made installment payments timely, and as of September 30, 2020 the notes principal balance was paid in full.

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
Six months ended September 30, 2020
(Unaudited)

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

During the quarter ended September 30, 2020, the holders of the notes issued in June 2017, converted the note balances plus accrued interest into 1,194,030 shares of the Company’s common stock. On July 7, 2020, the Company entered into common stock purchase warrants with the note holders and issued 624,000 warrants to purchase shares of the Company’s common stock.

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

During the six months ended September 30, 2020, the Company repaid the principal balance of $200,000 and accrued interest of approximately $56,000.

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
Six months ended September 30, 2020
(Unaudited)

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

On August 24, 2020, the Company entered into the fourth amendment to its senior secured promissory note which extended the note term to October 23, 2020. As consideration for the extension, the Company issued 60,000 shares of its common stock at a fair value of $83,000 or $1.38 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $83,000 loss on extinguishment of debt during the three months ended September 30, 2020, which is included on the accompanying condensed statement of operations.

On November 12, 2020, the Company entered into the fifth amendment to its senior secured promissory note which extended the note term to January 23, 2021. As consideration for the extension, the Company issued 60,000 shares of its common stock at a fair value of approximately $71,000 or $1.19 per share.

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

Under the Convertible Note Purchase Agreement, the Company has issued convertible notes of approximately $5.3 million. As of the date of this report, the outstanding principal balance related to the Company’s convertible notes is approximately $2.5 million. During the six months ended September 30, 2020, the Company issued convertible notes with a principal balance of $2,081,000 for proceeds of approximately $2,050,000, resulting in an original issue discount of $31,000.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Six months ended September 30, 2020
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
Six months ended September 30, 2020
(Unaudited)

Effective August 13, 2018, the holder transferred 20% of the 12% senior secured promissory notes dated May 31, 2018, July 11, 2018 and July 27, 2018 and 20% of the 8% senior secured promissory note dated August 13, 2018, to a third party.

On August 27, 2019, the Company entered into the first amendment related to its senior secured convertible promissory notes dated May 31, 2018, July 11, 2018, July 27, 2018 and August 13, 2018, which extended the notes term to November 12, 2019. As consideration for the extension, the Company issued 10,000 shares of its common stock at a fair value of $7,500 or $0.75 per share. On November 11, 2019, the Company entered into the second amendment which extended the notes term to January 4, 2020. On January 24, 2020, the Company entered into the third amendment which extended the notes term to July 23, 2020. As consideration for the extension, the Company issued 60,000 shares of its common stock at a fair value of $45,000 or $0.75 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $45,000 loss on extinguishment of debt during the year ended March 31, 2020. On August 24, 2020, the Company entered into the fourth amendment which extended the notes term to October 23, 2020. As consideration for the extension, the Company issued 60,000 shares of its common stock at a fair value of $83,000 or $1.38 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $83,000 loss on extinguishment of debt during the three months ended September 30, 2020, which is included on the accompanying condensed statement of operations. On November 12, 2020, the Company entered into the fifth amendment to its senior secured promissory notes which extended the notes term to January 23, 2021. On November 12, 2020, the Company entered into the fifth amendment to its senior secured promissory notes which extended the notes term to January 23, 2021. As consideration for the extension, the Company issued 60,000 shares of its common stock at a fair value of approximately $71,000 or $1.19 per share.

On August 27, 2019, the Company entered into the first amendment related to its senior secured convertible promissory note dated November 14, 2018, which extended the note term to November 12, 2019. As consideration for the extension, the Company issued 10,000 shares of its common stock at a fair value of $7,500 or $0.75 per share. On November 11, 2019, the Company entered into the second amendment which extended the note term to January 4, 2020. On January 24, 2020, the Company entered into the third amendment which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 15,000 shares of its common stock at a fair value of $11,250 or $0.75 per share. The Company accounted for the issuance of the shares as a debt modification using the guidance under ASC 470-50, Debt Modifications and Extinguishments, and during the year ended March 31, 2020, recorded a debt discount of $11,250 related to the issuance of the shares. On April 23, 2020, the Company entered into the fourth amendment which extended the note term to May 23, 2020. On May 23, 2020, the Company entered into the fifth amendment, which extended the note term to June 23, 2020 and as consideration for the extension, the Company issued 5,000 shares of its common stock at a fair value of $4,550. The Company accounted for the issuance of the shares as a debt modification using the guidance under ASC 470-50, Debt Modifications and Extinguishments, and during the three months ended June 30, 2020, recorded a debt discount of $4,550 related to the issuance of the shares. As of June 30, 2020, the debt discount was nominal. On August 24, 2020, the Company entered into the sixth amendment, which extended the note term to September 2, 2020 and as consideration for the extension, the Company issued 5,000 shares of its common stock at an approximate fair value of $6,900 or $1.38 per share. On September 2, 2020, the Company entered into the seventh amendment, which extended the note term to December 2, 2020 and as consideration for the extension, the Company issued 5,000 shares of its common stock at an approximate fair value of $6,900 or $1.38 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $6,900 loss on extinguishment of debt during the three months ended September 30, 2020, which is included on the accompanying condensed statement of operations.

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
Six months ended September 30, 2020
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

During the six months ended September 30, 2020, the holders of the notes issued on December 24, 2018 and December 28, 2018, converted the note principal balances of approximately $52,000 plus accrued interest of $6,000 into 63,889 shares of the Company’s common stock.

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

During the six months ended September 30, 2020, the holders of the notes issued from January 11, 2019 through March 31, 2019, converted the note principal balances of approximately $0.6 million plus accrued interest of $60,000 into 696,110 shares of the Company’s common stock.

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
Six months ended September 30, 2020
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

On March 13, 2020, the Company entered into first amendments related to its senior secured convertible promissory notes dated April 2, 2019 through June 10, 2019, which extended the note terms by 180 days from the original maturity dates. On November 12, 2020, the Company entered into its first amendment to its senior secured promissory note dated June 10, 2019 which extended the note term to January 23, 2021. As consideration for the extension, the Company issued 20,000 shares of its common stock at a fair value of approximately $24,000 or $1.19 per share.

During the six months ended September 30, 2020, the holders of the notes issued in April 2019, converted the note principal balances of approximately $0.5 million plus accrued interest of $51,000 into 651,667 shares of the Company’s common stock.

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
Six months ended September 30, 2020
(Unaudited)

In connection with the March 9, 2020, convertible promissory note, the Company issued 100,000 shares of its common stock with a fair value of $75,000. The $75,000 related to the issuance of the shares has been recorded as a debt discount as of the date of issuance and will be amortized over the note term.

During the six months ended September 30, 2020, the holder of the note issued on March 9, 2020, converted the notes principal balance of approximately $0.3 million plus accrued interest of $31,000 into 320,733 shares of the Company’s common stock.

During the six months ended September 30, 2020, the holder of the note issued on January 10 2020, converted the notes principal balance of approximately $0.1 million plus accrued interest of $8,000 into 123,711 shares of the Company’s common stock.

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

In connection with issuance of the senior secured promissory notes, the Company issued the note holder a common stock purchase warrant with a term of four years, providing the holder with the right to purchase 1,294,800 shares of the Company’s common stock at June 30, 2020. The purchase price of one share of common stock under the warrant shall be 125% of the Fixed Conversion Price of the senior secured convertible promissory notes. The purchase price is subject to downward adjustment for any dilutive issuance, as defined. Additionally, the warrant holder has the option to require the Company to cash settle the warrant, for the Black Scholes value of the remaining unexercised portion of the warrant, upon a fundamental transaction, as defined.

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

During the six months ended September 30, 2020, the holders of notes issued during the period April 2, 2020 through June 3, 2020, converted the notes principal balance of approximately $1.3 million plus accrued interest of $0.2 million into 1,656,266 shares of the Company’s common stock.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Six months ended September 30, 2020
(Unaudited)

The carrying value of the senior secured convertible notes, as of September 30, 2020 and March 31, 2020, is comprised of the following:

	September 30, 2020	March 31, 2020
	(Unaudited)
Principal value of convertible notes	$2,473,070	$3,238,535
Original issue discount	(278,462)	(247,535)
Discount resulting from allocation of proceeds to warrant liability	(1,823,209)	(1,119,866)
Discount resulting from beneficial conversion feature	(1,150,387)	(531,730)
Discount resulting from issuance of common stock	(1,379,800)	(647,250)
Amortization of discount	4,130,488	2,141,004
Net carrying value of Senior Secured Convertible Notes	$1,971,700	$2,833,158

The aggregate discount to the senior secured convertible note will be amortized to interest expense over the term of the note using the effective interest method. As of September 30, 2020, the total accrued interest in connection with the convertible notes was approximately $0.4 million.

Note 9 – Stockholders’ Deficit

Preferred Stock

As of September 30, 2020 and March 31, 2020, there were no shares of the Company’s par value $0.0001, 50,000,000 shares, of authorized preferred stock outstanding.

Common Stock and Warrants

During the six months ended September 30, 2020, the Company issued 10 shares of common stock and 4,000,000 shares of fully vested restricted common stock to its Chief Executive Officer. The Company purchased 500,000 shares of the restricted stock, at a fair value of approximately $0.5 million, to reimburse the Company’s Chief Executive Officer for amounts previously lent to the Company, to pay deferred compensation to the Chief Executive Officer and to cover the withholding taxes related to the restricted stock.

During the six months ended September 30, 2020, the Company issued 310,010 shares of its common stock with a fair value of approximately $0.3 million to consultants.

During the six months ended September 30, 2020, the Company issued 4,706,407 shares of its common stock with a fair value of $4.5 million with a weighted average share price of approximately $0.95 per share, upon conversion of its senior secured convertible notes (See Note 8).

During the six months ended September 30, 2020, the Company issued 955,000 shares of its common stock with a fair value of approximately $0.9 million in connection with its convertible notes (see Note 8).

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

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Six months ended September 30, 2020
(Unaudited)

Financing

On September 11, 2020, the Company, entered into a securities purchase agreement with certain institutional and accredited investors to sell an aggregate of 1,390,000 unregistered shares of the Company’s common stock, par value $0.0001 per share and 695,000 warrants to purchase common stock in a private placement transaction, for gross proceeds of approximately $1.7 million. The shares were issued at a price of $1.25 per share. The warrants have a five year term and an exercise price of $1.50 per share. The Company is not required to issue common stock upon exercise of any portion of a warrant if doing so results in the warrant holder beneficially owning more than 4.99% of the outstanding common stock after giving effect to such exercise.

In connection with the September 11, 2020 financing, the Company paid transaction fees of approximately $139,000, and issued 108,100 common stock warrants to its placement agent. The placement agent warrants have the same terms as the warrants issued with the private placement.

Under the guidance of ASC 815, Derivatives and Hedging, the Company determined the warrants related to the financing are not indexed to the Company’s own stock and do not meet the scope exception to derivative accounting, and therefore should be accounted for as a warrant liability. The warrant liability is initially measured at fair value and subsequent changes in fair value are recorded in earnings each reporting period. As of September 11, 2020, the Company recorded an initial warrant liability of approximately $0.6 million. The change in fair value during the three and six months ended September 30, 2020, was nominal.

Note 10 – Stock-Based Compensation, Restricted Stock and Stock Options:

The Company grants equity-based compensation under its 2016 Equity Incentive Plan (the “Plan”). The Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants. As of September 30, 2020, there is a total of 22,000,000 shares of the Company’s common stock available under the Plan.

Stock-based compensation:

The Company recognized total expenses for stock-based compensation during the three and six months ended September 30, 2020 and 2019, which are included in the accompanying statements of operations, as follows (unaudited):

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Research and development expenses	$141,031	$722,606	$1,293,372	$981,515
Selling, general and administrative expenses	829,400	1,046,816	7,756,283	1,884,850
Total stock-based compensation	$970,432	$1,769,422	$9,049,655	$2,866,365

Restricted stock awards:

A summary of the Company’s restricted stock activity during the six months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at March 31, 2020	3,750,009	$0.82
Granted	4,000,000	$1.38
Vested	(5,499,994)	$0.82
Unvested at September 30, 2020 (unaudited)	2,250,015	$0.77

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Six months ended September 30, 2020
(Unaudited)

During the six months ended September 30, 2020, the Company issued 4,000,000 shares of fully vested restricted common stock to its Chief Executive Officer. The Company repurchased 500,000 shares of the restricted stock (See Note 9).

The fair value of restricted stock awards is measured based on their fair value at the grant date and amortized over the vesting period, which is generally 24 months. As of September 30, 2020, the unrecognized stock-based compensation expense related to restricted stock awards was approximately $0.4 million to be recognized over a period of 0.4 years.

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

On September 16, 2020, the Company granted 2,233,932 options to purchase shares of its common stock to its chief financial officer. The options fully vest thirty days from the grant date and have a fair value of approximately $1.1 million.

During the three months ended September 30, 2020, the Company granted 200,000 options to purchase shares of its common stock with a fair value of approximately $0.1 million for consulting services.

The following was used in determining the fair value of stock options granted during the six months ended September 30, 2020.

September 30, 2020
(Unaudited)
Dividend yield	0%
Expected price volatility	50.0%
Risk free interest rate	0.16% - 0.44%
Expected term	5-6 years

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Six months ended September 30, 2020
(Unaudited)

A summary of activity under the Plan for the six months ended September 30, 2020 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2020	5,813,500	$0.18	8.2	$4,243,610
Granted	10,670,599	$0.81	9.9	-
Outstanding at September 30, 2020 (unaudited)	16,484,099	$0.58	8.6	$9,975,971
Exercisable at September 30, 2020 (unaudited)	14,250,167	$0.52	8.4	$9,551,523

Warrants:

A summary of the Company’s warrant activity during the six months ended September 30, 2020 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2020	346,338	$0.42	4.1	$114,292
Issued	974,000	$1.13	4.8
Exercised	(350,000)	$1.00	-
Outstanding at September 30, 2020 (Unaudited)	970,338	$0.88	4.4	$304,120
Exercisable at December 31, 2019 (Unaudited)	970,338	$0.88	4.4	$304,120

During the three months ended June 30, 2020, the Company issued 350,000 warrants to purchase shares of the Company’s common stock. During the six months ended September 30, 2020, the Company recognized approximately $0.1 million of stock-based compensation expense related to the warrants. The warrants were exercised on a cashless basis on June 30, 2020, and the Company issued 291,667 shares of its common stock.

During the three months ended September 30, 2020 the Company issued 624,000 warrants to purchase shares of the Company’s common stock. During the three and six months ended the Company recorded a $0.2 million loss on issuance of these common stock warrants.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Six months ended September 30, 2020
(Unaudited)

The Company estimated the fair value of the warrants using the Black-Scholes pricing model as follows:

	Three months ended	Six months ended
	September 30, 2020	September 30, 2020
	(Unaudited)	(Unaudited)
Stock price	$1.00	$0.91 - $1.00
Expected price volatility	50.0%	50.0%
Risk free interest rate	2.3%	2.3% - 2.4%
Expected term	5 years	5 years

Note 11 – Related Parties, net

As of September 30, 2020 and March 31, 2020, the Company owed approximately $50,000 for net advances from Mr. Doug Croxall, the Company’s chief executive officer. The advances are non-interest bearing, and a formal agreement has not been finalized as of the date of this report.

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

As of September 30, 2020, future minimum lease payments are as follows (unaudited):

September 30, 2020
Year ended March 31, 2021	$46,194
Year ended March 31, 2022	92,388
Year ended March 31, 2023	23,097
Total	$161,679

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Six months ended September 30, 2020
(Unaudited)

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 13 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2020, through November 17, 2020, the date when condensed financial statements were issued to determine if they must be reported.

On November 13, 2020, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors to sell to the investors senior convertible debentures, convertible into the Company’s common stock at a conversion price of $1.25 per share, subject to adjustment as set forth in the debenture. The debentures have a maturity of one year, accrue interest at the rate of 7% per year, and are subject to 12.5% original issue discount. Each investor also received a warrant to purchase a number of share of the Company’s common stock equal to 50% of the number of shares the debenture is convertible into. The warrants have a five year term, and an exercise price of $1.55 per share, subject to adjustment as set forth therein. The securities were issued in a private placement transaction in reliance upon exemptions from registration under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for gross proceeds of approximately $750,000.

Stock Options

On October 12, 2020, the Company granted 150,000 options to purchase shares of the Company’s common stock in exchange for consulting services. The options have a strike price equal to the lower of the price per share on October 12, 2020 or $1.48 per share, and vest on November 12, 2020. The options have a fair value of $77,000 based on a stock price of $1.19 per share.

On October 15, 2020, the Company granted 25,000 options to purchase shares of the Company’s common stock in exchange for consulting services. The options have a fair value of approximately $11,000 and fully vest on grant date.

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

Results of Operations for the three months ended September 30, 2020 and 2019 (income):

	Three Months Ended September 30
	2020	2019
Revenue	$-	$-
Cost of revenue	-	153,500
Research and development	423,174	750,395
Selling, general and administrative	1,659,612	1,492,483
Other expense	3,683,696	404,802
Net Loss	$5,766,482	$2,801,180

Revenue

The Company did not recognize revenue for the three months ended September 30, 2020 and 2019. We are not able to estimate the total amount of development service under an efforts-based perspective and, therefore, the amount of performance that will be required in our contracts cannot be reliably estimated under the proportional performance revenue recognition model. Accordingly, we recognize revenue up to the amount of costs incurred.

Cost of Revenue

There was no cost of revenue recognized during the three months ended September 30, 2020. The cost of revenue for the three months ended September 30, 2019, was approximately $154,000 and consists of approximately $125,000 related to the costs incurred with respect to our contract with Eastman and approximately $29,000 with respect to our contract with Asahi.

Research and Development

Research and development expenses were $0.4 million for the three months ended September 30, 2020 compared to $0.8 million for the three months ended September 30, 2019. The decrease of $0.4 million is primarily related to lower stock-based compensation expenses recognized for stock options granted to our employees and officers.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $1.7 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively. The $0.2 million increase in SG&A expenses is primarily due to $0.6 million of stock-based compensation expense related to stock options granted during the three months ended September 30, 2020 to an officer of the Company and to an advisor, $0.1 million of increased payroll and related expenses for new hires, offset by lower stock-based compensation expense related to our restricted stock of approximately $0.6 million.

Other Expense

Other expense was approximately $3.7 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively. The $3.3 million increase is primarily due to increased interest expense of $0.6 million related to our convertible notes, loss on exchange of our convertible notes for common stock and warrants of $1.5 million, change in fair value of our warrant liability of $0.9 million, loss on extinguishment of debt of $0.2 million, and $0.1 million of other expenses.

Results of Operations for the six months ended September 30, 2020 and 2019 (income):

	Six Months Ended September 30,
	2020	2019
Revenue	$-	$-
Cost of revenue	-	(307,000)
Research and development	(1,795,696)	(1,070,766)
Selling, general and administrative	(9,597,169)	(2,868,391)
Other expense	(4,835,647)	(780,273)
Net Loss	$(16,228,512)	$(5,026,430)

Revenue

The Company did not recognize revenue for the six months ended September 30, 2020 and 2019. We are not able to estimate the total amount of development service under an efforts-based perspective and, therefore, the amount of performance that will be required in our contracts cannot be reliably estimated under the proportional performance revenue recognition model. Accordingly, we recognize revenue up to the amount of costs incurred.

Cost of Revenue

There was no cost of revenue recognized during the six months ended September 30, 2020. The cost of revenue for the six months ended September 30, 2019, was $307,000 and consists of approximately $249,000 related to the costs incurred with respect to our contract with Eastman and approximately $58,000 with respect to our contract with Asahi.

Research and Development

Research and development expenses were $1.8 million for the six months ended September 30, 2020 compared to $1.1 million for the six months ended September 30, 2019. The increase of $0.7 million is primarily related to stock-based compensation expenses recognized for stock options granted to our employees and officers.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $9.6 million and $2.9 million for the six months ended September 30, 2020 and 2019, respectively. The $7.0 million increase in SG&A expenses is primarily attributable to stock-based compensation of $3.6 million recognized with the issuance of 4,000,000 shares of restricted stock to our chief executive officer, $3.2 million of stock-based compensation related to stock options granted to our employees and officers and $0.1 million of increased payroll and related expenses for new hires.

Other Expense

Other expense was approximately $4.8 million and $0.8 million for the six months ended September 30, 2020 and 2019, respectively. The $4.0 million increase is primarily due to increased interest expense of $1.4 million related to our convertible notes, loss on exchange of our convertible notes for common stock and warrants of $1.5 million, change in fair value of our warrant liability of $0.7 million, loss on extinguishment of debt of $0.2 million, and $0.1 million of other expenses.

Liquidity

Going Concern

We have incurred substantial operating losses since our inception, and we expect to continue to incur significant operating losses for the foreseeable future, and may never become profitable. We had an accumulated deficit of approximately $32.7 million at September 30, 2020, a net loss of approximately $16.2 million, and approximately $2.8 million of net cash used in operating activities for the six months ended September 30, 2020.

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

Cash Flows

	Six Months Ended September 30,
	2020	2019
Cash and cash equivalents at the beginning of the period	$48,307	$99,447
Net cash used in operating activities	(2,794,232)	(732,051)
Net cash used in investing activities	(29,051)	(26,603)
Net cash provided by financing activities	3,375,900	659,207
Cash and cash equivalents at the end of the period	$600,924	$-

Operating Activities

For the six months ended September 30, 2020, net cash used in operating activities was $2.8 million, which primarily consisted of our net loss of $16.2 million, adjusted for non-cash expenses of $13.9 million including, $9.3 million of stock-based compensation expenses, $2.0 million of amortization related to the debt discount recognized for our convertible notes payable, $1.5 million recognized for the loss on exchange of our convertible notes for common stock and warrants, $0.7 million for the change in fair value of our warrant liability, $0.2 million for the loss on extinguishment of debt, and $0.1 million of other non-cash expenses. The net change in operating assets and liabilities was $0.4 million and was primarily due to decreases in accounts payable and accrued expenses totaling $0.6 million, offset by a $0.3 million increase in accrued interest related to our convertible notes and a 0.1 million increase to prepaid expenses and other current assets.

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

Investing Activities

For the six months ended September 30, 2012, net cash used in investing activities was approximately $29,000, related to the purchase of computer equipment and computer software.

For the six months ended September 30, 2019, net cash used in investing activities was approximately $27,000, related to the purchase of computer equipment and computer software.

Financing Activities

For the six months ended September 30, 2020, net cash provided by financing activities was $3.4 million. The net cash provided is primarily related to $2.1 million of proceeds received from the issuance of our senior secured convertible notes and the related stock warrants, $1.6 million related to the net proceeds received from the issuance of the Company’s common stock and warrants, and $0.2 million of proceeds received from our PPP loan, offset by $0.2 million for the repurchase of shares of our common stock and $0.2 million for the repayment of our senior secured promissory note.

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

With respect to the quarter ended September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Electrokinetics Corp.

Dated: November 17, 2020	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and
Principal Executive Officer

Dated: November 17, 2020	/s/ Phil Anderson
Phil Anderson
Chief Financial Officer and
Principal Financial Officer