Form 10-Q
period 2020-12-31
Crown Electrokinetics Corp.
filed 2021-02-16
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value per share, outstanding as of February 11, 2021 was 13,253,493.

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.0001 par value	CRKN	The Nasdaq Capital Market

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

ii

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

CROWN ELECTROKINETICS CORP.

Condensed Balance Sheets

	December 31, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash & cash equivalents	$35,609	$48,307
Prepaid & other current assets	253,906	12,693
Total current assets	289,515	61,000
Property and equipment, net	148,240	92,629
Intangible assets, net	204,651	235,007
TOTAL ASSETS	$642,406	$388,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,182,621	$1,262,389
Accrued expenses	356,315	765,201
Accrued interest	464,565	454,926
Notes payable, net of debt discount of $822,961 and $405,377, respectively	2,842,931	3,083,158
Warrant liability	2,542,415	1,733,718
Related party payable	25,000	49,741
Total current liabilities	7,413,847	7,349,133
Total liabilities	7,413,847	7,349,133

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 7,599,716 shares outstanding as of December 31, 2020 and 5,774,778 shares outstanding as of March 31, 2020, respectively	760	577
Additional paid-in capital	29,758,066	9,487,285
Accumulated deficit	(36,530,267)	(16,448,359)
Total stockholders’ deficit	(6,771,441)	(6,960,497)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$642,406	$388,636

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenue	$-	$100,000	$-	$100,000
Cost of revenue	-	153,500	-	460,500
Gross loss	-	(53,500)	-	(360,500)

Operating expenses:
Research and development	838,967	483,647	2,634,663	1,554,413
Selling, general and administrative	1,857,892	1,428,686	11,455,061	4,297,077
Total operating expenses	2,696,859	1,912,333	14,089,724	5,851,490

Loss from operations	(2,696,859)	(1,965,833)	(14,089,724)	(6,211,990)

Other income (expense):
Other expense	(483)	-	(54,709)	-
Interest expense	(340,880)	(309,422)	(2,664,897)	(1,226,021)
Loss on exchange of notes payable for common stock and warrants	-	-	(1,521,348)	-
Loss on extinguishment of debt	(255,046)	-	(452,646)	-
Change in fair value of warrant liability	(598,899)	-	(1,337,355)	136,326
Chang in fair value of derivative liability	38,771	-	38,771	-
Total other expense	(1,156,537)	(309,422)	(5,992,184)	(1,089,695)

Net loss	$(3,853,396)	$(2,275,255)	$(20,081,908)	$(7,301,685)

Net loss per share, basic and diluted:	$(0.45)	$(0.58)	$(2.70)	$(2.03)

Weighted average shares outstanding, basic and diluted:	8,595,124	3,946,403	7,430,701	3,605,001

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Deficit

Three Months Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Number	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2020 (Unaudited)	9,546,621	955	$26,084,744	$(32,676,871)	$(6,591,172)
Issuance of common stock in connection with notes payable	48,333	5	203,495	-	203,500
Issuance of common stock to consultants	4,762	-	20,000	-	20,000
Stock-based compensation	-	-	1,613,339	-	1,613,339
Canceled restricted stock awards	(2,000,000)	(200)	200	-	-
Common stock repurchased and subsequently canceled	-	-	(225,000)	-	(225,000)
Reclassification of warrant liabilities	-	-	2,061,288	-	2,061,288
Net loss	-	-	-	(3,853,396)	(3,853,396)
Balance as of December 31, 2020 (Unaudited)	7,599,716	$760	$29,758,066	$(36,530,267)	$(6,771,441)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2019 (Unaudited)	5,465,333	$546	$6,664,582	$(11,870,918)	$(5,205,790)
Stock-based compensation expense	-	-	1,112,111	-	1,112,111
Issuance of common stock in connection with a consulting agreement	106,667	11	239,989	-	240,000
Net loss	-	-	-	(2,275,255)	(2,275,255)
Balance as of December 31, 2019 (Unaudited)	5,572,000	$557	$8,016,682	$(14,146,173)	$(6,128,934)

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Deficit

Nine Months Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2020	5,774,778	$577	$9,487,285	$(16,448,359)	$(6,960,497)
Issuance of common stock and warrants, net of fees	463,333	46	1,063,434	-	1,063,480
Issuance of common stock in satisfaction of accounts payable	54,149	6	121,829	-	121,835
Issuance of common stock in connection with notes payable	366,667	37	1,133,613	-	1,133,650
Issuance of common stock in connection with conversion of notes	1,568,802	157	4,493,466	-	4,493,623
Issuance of common stock warrants	-	-	263,328	-	263,328
Exercise of common stock warrants	97,222	10	(10)	-	-
Beneficial conversion feature in connection with notes payable	-	-	618,657	-	618,657
Issuance of common stock to consultants	108,099	11	302,098	-	302,109
Stock-based compensation	1,333,333	133	10,662,861	-	10,662,994
Canceled restricted stock awards	(2,000,000)	(200)	200	-	-
Common stock repurchased and subsequently canceled	(166,667)	(17)	(449,983)	-	(450,000)
Reclassification of warrant liabilities	-	-	2,061,288	-	2,061,288
Net loss	-	-	-	(20,081,908)	(20,081,908)
Balance as of December 31, 2020 (Unaudited)	7,599,716	$760	$29,758,066	$(36,530,267)	$(6,771,441)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2019	3,291,667	$329	$3,449,516	$(6,844,488)	$(3,394,643)
Stock-based compensation expense	2,000,000	200	3,713,756	-	3,713,956
Issuance of common stock and warrants in connection with cancellation of consulting agreement	33,333	3	264,517	-	264,520
Issuance of common stock in connection with a consulting agreement	106,667	11	239,989	-	240,000
Issuance of common stock in connection with notes payable	140,333	14	320,986	-	321,000
Beneficial conversion feature in connection with notes payable	-	-	27,918	-	27,918
Net loss	-	-	-	(7,301,685)	(7,301,685)
Balance as of December 31, 2019 (Unaudited)	5,572,000	$557	$8,016,682	$(14,146,173)	$(6,128,934)

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,081,908)	$(7,301,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,662,994	3,713,956
Issuance of common stock to consultants	302,109	240,000
Issuance of common stock and warrants in connection with cancellation of consulting agreement	-	264,520
Depreciation and amortization	56,709	57,893
Loss on extinguishment of debt	452,646	-
Loss on exchange of notes payable for common stock and warrants	1,521,348	-
Amortization of debt discount	2,255,845	976,662
Non-cash expenses for placement agent	54,961	-
Change in fair value of warrant liability	1,337,355	(136,326)
Chang in fair value of derivative liability	(38,771)	-
Bad debt expense	-	24,788
Changes in operating assets and liabilities:
Prepaid and other current assets	(188,733)	28,682
Account payable	120,067	652,054
Accrued expenses	(408,887)	467,957
Accrued interest	348,852	249,694
Net cash used in operating activities	(3,605,413)	(761,805)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(81,964)	(26,603)
Purchase of research and development license	(25,000)	-
Net cash used in investing activities	(106,964)	(26,603)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of fees	1,598,700	-
Proceeds from related party non-interest bearing advance	25,000	48,741
Repayment of senior secured promissory note	(200,000)	-
Proceeds from PPP loan	205,200	-
Repayment of related party non-interest bearing advance	(49,741)	-
Repayment of notes payable	(53,000)	-
Proceeds from issuance of senior secured convertible notes and common stock warrants	2,676,000	638,500
Common stock repurchased and subsequently canceled	(450,000)	-
Payment of financing costs	(52,480)	-
Change in cash overdraft	-	1,720
Net cash provided by financing activities	3,699,679	688,961

Net decrease in cash	(12,698)	(99,447)
Cash — beginning of period	48,307	99,447
Cash — end of period	$35,609	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid deferred offering costs	$-	$181,051
Unpaid research and development license included in accounts payable	$75,000	$100,000
Beneficial conversion feature in connection with notes payable	$618,657	$27,918
Issuance of common stock in connection with conversion of notes	$4,493,623	$-
Issuance of common stock in connection with notes payable	$1,133,650	$321,000
Issuance of common stock in satisfaction of accounts payable	$121,835	$-
Exercise of common stock warrants	$10	$-
Canceled restricted stock awards	$200	$-
Reclassification of warrant liabilities	$2,061,288	$-
Issuance of common stock warrants	$263,328	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$60,201	$-
Cash paid income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

Note 1 – Organization and Description of Business Operations

Crown Electrokinetics Corp. (the “Company”) was incorporated in the State of Delaware on April 20, 2015. Effective October 6, 2017, the Company’s name was changed to Crown Electrokinetics Corp. from 3D Nanocolor Corp. (“3D Nanocolor”).

On January 26, 2021, the Company completed its public offering and its common stock began trading on the Nasdaq Capital Market (Nasdaq) under the symbol CRKN.

The Company is commercializing technology for smart or dynamic glass. The Company’s electrokinetic glass technology is an advancement on microfluidic technology that was originally developed by HP Inc.

Reverse Stock Split

On January 22, 2021, the Company’s Board of Directors authorized a reverse stock split at an exchange ratio of one (1) share of common stock for every three (3) shares of common stock. The reverse stock split was effective on January 25, 2021, such that every three (3) shares of common stock have been automatically converted into one (1) share of common stock. The Company will not issue fractional certificates for post-reverse split shares in connection with the reverse stock split. Rather, all shares of common stock that are held by a stockholder will be aggregated and each stockholder shall be entitled to receive the number of whole shares resulting from the combination of the shares so aggregated. Any fractions resulting from the reverse stock split computation shall be rounded up to the next whole share.

The Company’s share and per share amounts of common stock included in the condensed financial statements and related footnote disclosures for the three and nine months ended December 31, 2020 and 2019, and as of December 31, 2020 and March 31, 2020, have been retroactively adjusted to reflect the reverse stock split.

Public Offering

On January 26, 2021, the Company entered into an underwriting agreement relating to the public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 4,150,000 shares of its common stock to the underwriters, at a purchase price per share of $4.14 (the offering price to the public of $4.50 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-1 (File No. 333-249833), as amended, under the Securities Act of 1933, as amended, and the related registration statement on Form S-1 (File No. 333-252418) that was filed by the Company under Rule 462(b) under the Securities Act. The Company has also granted the underwriters a 30-day option to purchase up to 622,500 additional shares of common stock to cover over-allotments. On January 28, 2021, the Company received net proceeds from its public offering of approximately $19.3 million, net of underwriter fees and commissions of approximately $1.5 million, and offering costs of $0.4 million.

In connection with the Company’s public offering, the Company issued a warrant to the underwriters to purchase 381,800 shares of its common stock. The warrant may be exercised beginning on the date that is 180 days after the date on which the Registration Statement becomes effective until the date that is five years after the date on which the Registration Statement becomes effective. The exercise price of the warrant is $5.625.

Note 2 – Liquidity, Management Plans and Risks & Uncertainties

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $36.5 million at December 31, 2020, a net loss of approximately $20.1 million, and approximately $3.6 million of net cash used in operating activities for the nine months ended December 31, 2020. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

Although it is difficult to predict the Company’s liquidity requirements as of December 31, 2020, based upon the Company’s current operating plan and completion of its public offering, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these financial statements.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Significant Accounting Policies

Basis of Presentation

The Company’s condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three and nine months ended December 31, 2020 are not necessarily indicative of the results for the full year or the results for any future periods. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended March 31, 2020 included in the Company’s Form 10-K dated as of September 4, 2020 and filed with the Securities and Exchange Commission (the “SEC”) on September 4, 2020.

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

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates all of its financial instruments, including notes payable, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet.

In November 2020, the Company entered into note agreements that were determined to have embedded derivative instruments in the form of a contingent put option (“Share Settlement Feature”). The notes are recognized at the value of proceeds received after allocating issuance proceeds to the separable instruments issued with the notes and to the bifurcated contingent Share Settlement Feature. The notes are subsequently measured at amortized cost using the effective interest method to accrete interest over their term to bring the notes’ initial carrying value to their principal balance at maturity. The bifurcated Share Settlement Feature is initially measured at fair value which is included in the notes payable balance on the Balance Sheets and subsequently measured at fair value with changes in fair value recognized as a component of Other income (expense) in the Statements of Operations.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Warrants to purchase common stock	2,286,673	1,752,447
Options to purchase common stock	10,417,496	1,937,834
Unvested restricted stock awards	-	1,500,002
Convertible notes	538,664	3,773,274
	13,242,833	8,963,557

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging – (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, which are intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be considered “not indexed to an entity’s own stock” and therefore accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, the guidance re-characterized the indefinite deferral of certain provisions on distinguishing liabilities from equity to a scope exception with no accounting effect. This guidance becomes effective January 1, 2019 and early adoption is permitted. The Company adopted this standard on April 1, 2020 and the adoption did not have a material impact on its condensed financial statements and related disclosures.

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
Nine months ended December 31, 2020
(Unaudited)

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

Note 4 – Fair Value Measurements

Warrants

During the nine months ended December 31, 2020, the Company issued warrants totaling 531,555 in connection with its convertible notes. During the nine months ended December 31, 2020, in connection with the Company’s September 11, 2020 financing (see Note 9), the Company issued 265,267 warrants, in each period, respectively. The warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other expense on the condensed statements of operations and disclosed in the condensed financial statements.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants granted during the three and nine months ended December 31, 2020 is as follows:

	Three Months Ended	Nine Months Ended	Year Ended
	December 31, 2020	December 31, 2020	March 31, 2020
	(Unaudited)	(Unaudited)
Dividend yield	0%	0%	0%
Expected price volatility	50%	50%	50%
Risk free interest rate	0.36% - 0.37%	0.11% - 0.41%	1.61 - 2.18%
Expected term	5 years	4-5 years	4 years

During the three months ended December 31, 2020, the Company issued amendments and new warrant agreements related to 685,351 warrants issued in connection with its convertible notes. The amendments and new warrant agreements reclassified the warrants from liabilities to equity. The warrants were measured at fair value on the amendment and new agreement dates, with the change in fair value recorded as other expense on the condensed statement of operations, and reclassified to additional paid-in capital.

In December 2020, the Company issued amendments related to the 265,267 warrants issued in connection with the Company’s September financing, which reclassified the warrants from liabilities to equity. The warrants were measured at fair value on the amendment date, with the change in fair value recorded as other expense on the condensed statement of operations, and reclassified to additional paid-in capital.

As of December 31, 2020, 1,012,610 warrants have been classified as liabilities.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

Convertible Notes Share Settlement Feature

The derivative liability results from the share settlement provision featured within the convertible notes. The fair value of the Share Settlement Feature was estimated using the Monte Carlo simulation model on the dates the notes were issued and were subsequently revalued at December 31, 2020. There were no Share Settlement Features related to the Company’s convertible notes at March 31, 2020.

The following table reflects the assumptions used in the Monte Carlo simulation model at the November 13, 2020 issuance date and December 31, 2020:

	November 30, 2020	December 31, 2020
Risk Free Interest Rate	0.12%	0.10%
Expected life (years)	1.00	0.87
Expected dividend yield	0%	0%
Expected volatility	50.0%	50.0%

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2020 and March 31, 2020:

	Fair value measured at December 31, 2020 (Unaudited)
	Total carrying value at December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Warrant liability	$2,542,415	$-	$-	$2,542,415
Share settlement feature	$186,415	$-	$-	$186,415

	Fair value measured at March 31, 2020
	Total carrying value at March 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Warrant liability	$1,733,718	$-	$-	$1,733,718

For the nine months ended December 31, 2020, there was a change of approximately $1.3 million in Level 3 liabilities measured at fair value, respectively.

Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

The following tables presents changes in Level 3 liabilities measured at fair value for the nine months ended December 31, 2020 and 2019.

	Warrant	Share Settlement
	Liability	Feature
Balance at March 31, 2020	$1,733,718	$-
Issuance of warrants in connection with convertible notes	703,343	-
Change in fair value	(122,909)	-
Balance at June 30, 2020 (unaudited)	$2,314,152	$-
Issuance of warrants in connection with financing	515,426	-
Issuance of placement agent warrants	74,755	-
Change in fair value	861,366	-
Balance at September 30, 2020 (unaudited)	$3,765,699	$-
Issuance of warrants in connection with convertible notes	239,105	225,186
Change in fair value	598,899	(38,771)
Reclassification of warrants to equity	(2,061,288)	-
Balance at December 31, 2020 (unaudited)	$2,542,415	$186,415

Warrant Liability
Balance at March 31, 2019	$1,398,616
Issuance of warrants in connection with convertible notes	200,334
Change in fair value	(147,808)
Balance at June 30, 2019 (unaudited)	$1,451,142
Change in fair value	11,482
Balance at September 30, 2019 (unaudited)	$1,462,624
Change in fair value	-
Balance at December 31, 2019 (unaudited)	$1,462,624

Note 5 – Property & Equipment, Net

Property and equipment, net, consists of the following:

	December 31,	March 31,
	2020	2020
	(Unaudited)
Equipment	$230,777	$148,814
Computer software	5,440	5,440
Leasehold improvements	6,640	6,640
Total	242,857	160,894
Less accumulated depreciation and amortization	(94,617)	(68,265)
Property and equipment, net	$148,240	$92,629

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

Depreciation expense for the three months ended December 31, 2020 and 2019 was approximately $11,000 and $9,000 respectively.

Depreciation expense for the nine months ended December 31, 2020 and 2019 was approximately $26,000 and $27,500 respectively.

Note 6 – Intangible Assets

On January 31, 2016, the Company, entered into an IP agreement with HP to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in the Company’s products. Under the terms of the agreement, the license is to be used for research purposes only, has a purchase price of $200,000 for the technology and a two-year closing date. On April 12, 2016 the Company and HP entered into the first amendment to the agreement, which reduced the purchase price of the technology to $175,000, of which $75,000 was payable upon completion of the technology transfer and $100,000 was payable upon the first anniversary of the agreement’s effective date. The sales agreement entered into with HP concurrently with the first amendment to the agreement allocated $25,000 of the $200,000 purchase price to acquire equipment to be used in the research. On May 1, 2017, the Company and HP entered into the second amendment to the agreement which increased the purchase price for the technology to $375,000 and extended the closing date to January 31, 2020. Of such $375,000, $75,000 is payable upon completion of the technology transfer, $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable upon the third anniversary of the agreement’s effective date. On March 10, 2019, the Company and HP entered into the third amendment to the agreement, which extended the closing date to January 31, 2021, enumerated certain intellectual property owned by HP that is not subject to the exclusive license granted to the Company and revised the schedule of fees payable by the Company to HP, such that $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable before April 20, 2019. The parties subsequently agreed that such payment was not due until October 15, 2020. On October 5, 2020, the Company paid $25,000 and the remaining $75,000 is not due until January 21, 2021. Under the terms of the fourth amendment with HP (see details below), the $75,000 will be included in the purchase price for the option to purchase assignable patents, which was paid on February 9, 2021.

Under the guidance of ASC 350, Intangibles – Goodwill and Other Intangibles, the Company recorded the research license at the cost to acquire the license. As of December 31, 2020, the Company has paid $300,000 for the transfer of the technology. The remaining $75,000 was paid with the purchase of the assignable patents in February 2021. The research license will be amortized over a 10-year useful life.

The carrying amounts related to the research license as of December 31, 2020 and March 31, 2020 were as follows:

	December 31,	March 31,
	2020	2020
	(Unaudited)
Research license	$375,000	$375,000
Total	375,000	375,000
Accumulated amortization	(170,349)	(139,993)
Research license, net	$204,651	$235,007

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

The following table represents the total estimated amortization for the research license for the five succeeding years and thereafter as of December 31, 2020 (unaudited):

Estimated Amortization Expense
2021	$9,935
2022	40,290
2023	40,290
2024	40,400
2025	40,290
Thereafter	33,446
Total	$204,651

For the three months ended December 31, 2020 and 2019, amortization expense was approximately $10,000 for each period, respectively. For the nine months ended December 31, 2020 and 2019, the Company recorded amortization expense of approximately $30,000 for each period, respectively.

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

On February 4, 2021, the Company entered into the fourth amendment to the IP agreement with HP. Under the terms of the amendment, the parties agreed to amend the list of patent and patent applications, which includes two additional patents that are assignable to the Company by HP. The Company exercised the option to purchase the assignable patents and paid HP $1.55 million dollars on February 9, 2021. Upon assignment of the patents, the Company will pay HP a royalty fee based on the cumulative gross revenue received by the Company from the patents as follows:

1.	Prior to December 31, 2029:

●	Less than $70,000,000, royalty rate of 0.00%

●	$70,000,000 - $500,000,000, royalty rate of 1.25%

●	$500,000,000 and beyond, royalty rate of 1.00%

2.	After January 1, 2030 and onward, royalty rate of 0.00%

Under the terms of the amendment, HP will waive any interest that would have been accrued on the open payable of $75,000 which was due from the Company related to the license agreement dated January 31, 2016.

Note 7 – Accrued Expenses

As of December 31, 2020 and March 31, 2020, the Company’s accrued expenses consisted of the following:

	December 31, 2020	March 31, 2020
	(Unaudited)
Payroll and other expenses	$221,619	$625,974
Consulting	7,250	124,914
Directors and Officers insurance financing	122,406	-
Other	5,040	14,313
Total	$356,315	$765,201

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

Note 8 – Notes Payable:

Notes payable at December 31, 2020 and March 31, 2020 consist of the following:

	December 31, 2020	March 31, 2020
	(Unaudited)
PPP loan	$205,200	$-
Notes payable, due January 1, 2018	-	50,000
Senior secured promissory note, due April 20, 2020	-	200,000
Senior secured convertible notes, due December 11, 2020 - June 3, 2021	2,524,617	3,238,535
Senior convertible notes, due November 13, 2021	936,075	-
	3,665,892	3,488,535
Less: unamortized debt discount	(822,961)	(405,377)
Total notes	$2,842,931	$3,083,158

Note payable – lease

As of March 31, 2020, the Company owed approximately $53,000 to an employee of the Company, which is recorded in accounts payable in the accompanying condensed balance sheet. The employee paid approximately $53,000 directly to Oregon State University in satisfaction of the Company’s lease liability for the period August 2019 – February 2020. On April 10, 2020, the Company entered into a note payable with a principal balance of approximately $53,000, in place of the accounts payable balance. The note matured on May 15, 2020, and default interest was due at a rate of 8% if the Company fails to make an installment payment by the due date. During the nine months ended December 31, 2020, the Company made installment payments timely, and as of December 31, 2020 the notes principal balance was paid in full.

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
Nine months ended December 31, 2020
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

During the quarter ended September 30, 2020, the holders of the notes issued in June 2017, converted the note balances plus accrued interest into 398,010 shares of the Company’s common stock. On July 7, 2020, the Company entered into common stock purchase warrants with the note holders and issued 208,000 warrants to purchase shares of the Company’s common stock.

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

On April 1, 2019, the Company entered into the third amendment which extended the note term to July 1, 2019. On August 27, 2019, the Company entered into the fourth amendment which extended the note term to November 12, 2019. On January 20, 2020, the Company entered into the fifth amendment which extended the note term to April 20, 2020. As consideration for the extension, the Company issued 66,667 shares of its common stock at a fair value of $150,000 or $2.25 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $150,000 loss on extinguishment of debt during the year ended March 31, 2020.

During the nine months ended September 30, 2020, the Company repaid the principal balance of $200,000 and accrued interest of approximately $56,000.

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

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

In connection with issuance of the senior secured convertible notes, the Company issued the note holder a common stock purchase warrant with a term of four years, providing the holder with the right to purchase 333,661 shares of the Company’s common stock at March 31, 2019. The purchase price of one share of common stock under the warrant shall be 125% of the Fixed Conversion Price of the senior secured convertible notes. The purchase price is subject to downward adjustment for any dilutive issuance, as defined. Additionally, the warrant holder has the option to require the Company to cash settle the warrant, for the Black Scholes value of the remaining unexercised portion of the warrant, upon a fundamental transaction, as defined.

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

On April 10, 2019, the Company entered into the first amendment to its senior secured promissory note dated March 31, 2018. The amendment extends the notes maturity date to July 1, 2019, and as consideration for the extension, the Company issued 25,000 shares of its common stock for a fair value of $61,500 or $2.46 per share to the note holders. The Company accounted for the issuance of the shares as a debt modification using the guidance under ASC 470-50, Debt Modifications and Extinguishments, and during the three months ended June 30, 2019, recorded a debt discount of $61,500 related to the issuance of the shares. As of June 30, 2019, the debt discount was fully expensed and is included in the accompanying statement of operations as interest expense.

On August 27, 2019, the Company entered into the second amendment to its senior secured promissory note which extended the note term to October 1, 2019. As consideration for the extension, the Company issued 3,333 shares of its common stock at a fair value of $7,500 or $2.25 per share.

On January 24, 2020, the Company entered into the third amendment to its senior secured promissory note which extended the note term to July 23, 2020. As consideration for the extension, the Company issued 20,000 shares of its common stock at a fair value of $45,000 or $2.25 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $45,000 loss on extinguishment of debt during the year ended March 31, 2020.

On August 24, 2020, the Company entered into the fourth amendment to its senior secured promissory note which extended the note term to October 23, 2020. As consideration for the extension, the Company issued 20,000 shares of its common stock at a fair value of $83,000 or $4.14 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $83,000 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying condensed statement of operations.

On November 12, 2020, the Company entered into the fifth amendment to its senior secured promissory note which extended the note term to January 23, 2021. As consideration for the extension, the Company issued 20,000 shares of its common stock at a fair value of approximately $84,000 or $4.20 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $84,000 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying condensed statement of operations.

On January 26, 2021, the Company entered into a conversion and exchange agreement with the holder of the senior secured promissory note and related warrant dated March 31, 2018. (See Note 13).

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

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

Under the Convertible Note Purchase Agreement, the Company has issued convertible notes of approximately $5.3 million. As of the date of this report, the outstanding principal balance related to the Company’s convertible notes is approximately $2.5 million. During the nine months ended December 31, 2020, the Company issued convertible notes with a principal balance of $2,081,000 for proceeds of approximately $2,050,000, resulting in an original issue discount of $31,000.

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

In connection with issuance of the senior secured convertible promissory notes, the Company issued the note holder a common stock purchase warrant with a term of four years, providing the holder with the right to purchase 282,997 shares of the Company’s common stock. The purchase price of one share of common stock under the warrant shall be 125% of the Fixed Conversion Price of the senior secured convertible promissory notes. The purchase price is subject to downward adjustment for any dilutive issuance, as defined. Additionally, the warrant holder has the option to require the Company to cash settle the warrant, for the Black Scholes value of the remaining unexercised portion of the warrant, upon a fundamental transaction, as defined.

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

On January 26, 2021, the Company entered into a conversion and exchange agreement with the holder of the senior secured promissory notes and related warrants dated May and July 2018. (See Note 13).

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
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

On August 27, 2019, the Company entered into the first amendment related to its senior secured convertible promissory notes dated May 31, 2018, July 11, 2018, July 27, 2018 and August 13, 2018, which extended the notes term to November 12, 2019. As consideration for the extension, the Company issued 3,333 shares of its common stock at a fair value of $7,500 or $2.25 per share. On November 11, 2019, the Company entered into the second amendment which extended the notes term to January 4, 2020. On January 24, 2020, the Company entered into the third amendment which extended the notes term to July 23, 2020. As consideration for the extension, the Company issued 20,000 shares of its common stock at a fair value of $45,000 or $2.25 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $45,000 loss on extinguishment of debt during the year ended March 31, 2020. On August 24, 2020, the Company entered into the fourth amendment which extended the notes term to October 23, 2020. As consideration for the extension, the Company issued 20,000 shares of its common stock at a fair value of $83,000 or $4.14 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $83,000 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying condensed statement of operations. On November 12, 2020, the Company entered into the fifth amendment to its senior secured promissory notes which extended the notes term to January 23, 2021. As consideration for the extension, the Company issued 20,000 shares of its common stock at a fair value of approximately $84,000 or $4.20 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $84,000 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying condensed statement of operations.

On January 26, 2021, the Company entered into a conversion and exchange agreement with the holder of the senior secured promissory note and related warrants dated August 13, 2018. (See details in Note 13).

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

On August 27, 2019, the Company entered into the first amendment related to its senior secured convertible promissory note dated November 14, 2018, which extended the note term to November 12, 2019. As consideration for the extension, the Company issued 3,333 shares of its common stock at a fair value of $7,500 or $2.25 per share. On November 11, 2019, the Company entered into the second amendment which extended the note term to January 4, 2020. On January 24, 2020, the Company entered into the third amendment which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 5,000 shares of its common stock at a fair value of $11,250 or $2.25 per share. The Company accounted for the issuance of the shares as a debt modification using the guidance under ASC 470-50, Debt Modifications and Extinguishments, and during the year ended March 31, 2020, recorded a debt discount of $11,250 related to the issuance of the shares. On April 23, 2020, the Company entered into the fourth amendment which extended the note term to May 23, 2020. On May 23, 2020, the Company entered into the fifth amendment, which extended the note term to June 23, 2020 and as consideration for the extension, the Company issued 1,667 shares of its common stock at a fair value of $4,550. The Company accounted for the issuance of the shares as a debt modification using the guidance under ASC 470-50, Debt Modifications and Extinguishments, and during the three months ended June 30, 2020, recorded a debt discount of $4,550 related to the issuance of the shares. As of June 30, 2020, the debt discount was nominal. On August 24, 2020, the Company entered into the sixth amendment, which extended the note term to September 2, 2020 and as consideration for the extension, the Company issued 1,667 shares of its common stock at an approximate fair value of $6,900 or $4.14 per share. On September 2, 2020, the Company entered into the seventh amendment, which extended the note term to December 2, 2020 and as consideration for the extension, the Company issued 1,667 shares of its common stock at an approximate fair value of $6,900 or $4.14 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $6,900 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying condensed statement of operations. On December 1, 2020, the Company entered into the eighth amendment, which extended the note term to January 31, 2021 and as consideration for the extension, the Company issued 1,667 shares of its common stock at an approximate fair value of $7,500 or $4.50 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $7,500 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying condensed statement of operations.

During the three months ended December 31, 2020, the Company recorded default principal of approximately $51,500, increasing the November 14, 2018 senior secured promissory note’s principal balance to approximately $309,000.

On January 28, 2021, the holder of the senior secured promissory note issued on November 14, 2018, converted the notes principal balance of approximately $0.3 million plus accrued interest of $0.1 million into 136,782 shares of the Company’s common stock.

On January 24, 2020, the Company entered into the first amendment related to its senior secured convertible promissory note dated December 24, 2018, which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 5,000 shares of its common stock at a fair value of $11,250 or $2.25 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $11,250 loss on extinguishment of debt during the year ended March 31, 2020. On April 23, 2020, the Company entered into the second amendment related to its senior secured convertible promissory note dated December 24, 2018, which extended the note term to October 23, 2020. As consideration for the extension, the Company issued 5,000 shares of its common stock at a fair value of $13,650. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $13,650 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying condensed statement of operations.

On January 24, 2020, the Company entered into the first amendment related to its senior secured convertible promissory note dated December 28, 2018, which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 1,667 shares of its common stock at a fair value of $3,750 or $2.25 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $3,750 loss on extinguishment of debt during the year ended March 31, 2020. On April 23, 2020, the Company entered into the second amendment related to its senior secured convertible promissory note dated December 28, 2018, which extended the note term to October 23, 2020. As consideration for the extension, the Company issued 1,667 shares of its common stock at a fair value of $4,550. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $4,550 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying condensed statement of operations.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

During the nine months ended December 31, 2020, the holders of the notes issued on December 24, 2018 and December 28, 2018, converted the note principal balances of approximately $52,000 plus accrued interest of $6,000 into 21,296 shares of the Company’s common stock.

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

During the nine months ended December 31, 2020, the holders of the notes issued from January 11, 2019 through March 31, 2019, converted the note principal balances of approximately $0.6 million plus accrued interest of $60,000 into 232,037 shares of the Company’s common stock.

In connection with issuance of the senior secured promissory notes, the Company issued the note holder a common stock purchase warrant with a term of four years, providing the holder with the right to purchase 346,461 shares of the Company’s common stock. The purchase price of one share of common stock under the warrant shall be 125% of the Fixed Conversion Price of the senior secured convertible promissory notes. The purchase price is subject to downward adjustment for any dilutive issuance, as defined. Additionally, the warrant holder has the option to require the Company to cash settle the warrant, for the Black Scholes value of the remaining unexercised portion of the warrant, upon a fundamental transaction, as defined.

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

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

On March 13, 2020, the Company entered into first amendments related to its senior secured convertible promissory notes dated April 2, 2019 through June 10, 2019, which extended the note terms by 180 days from the original maturity dates. On November 12, 2020, the Company entered into its first amendment to its senior secured promissory note dated June 10, 2019 which extended the note term to January 23, 2021. As consideration for the extension, the Company issued 6,667 shares of its common stock at a fair value of approximately $28,000 or $4.20 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $28,000 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying condensed statement of operations.

During the nine months ended December 31, 2020, the holders of the notes issued in April 2019, converted the note principal balances of approximately $0.5 million plus accrued interest of $51,000 into 217,222 shares of the Company’s common stock.

In connection with issuance of the senior secured promissory notes, the Company issued the note holder a common stock purchase warrant with a term of four years, providing the holder with the right to purchase 129,213 shares of the Company’s common stock. The purchase price of one share of common stock under the warrant shall be 125% of the Fixed Conversion Price of the senior secured convertible promissory notes. The purchase price is subject to downward adjustment for any dilutive issuance, as defined. Additionally, the warrant holder has the option to require the Company to cash settle the warrant, for the Black Scholes value of the remaining unexercised portion of the warrant, upon a fundamental transaction, as defined.

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

On January 26, 2021, the Company entered into a conversion and exchange agreement with the holder of the senior secured promissory note and related warrants dated June 10, 2019. (See Note 13).

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

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

In connection with the March 9, 2020, convertible promissory note, the Company issued 33,333 shares of its common stock with a fair value of $75,000. The $75,000 related to the issuance of the shares has been recorded as a debt discount as of the date of issuance and will be amortized over the note term.

During the nine months ended December 31, 2020, the holder of the note issued on March 9, 2020, converted the notes principal balance of approximately $0.3 million plus accrued interest of $31,000 into 106,911 shares of the Company’s common stock.

During the nine months ended December 31, 2020, the holder of the note issued on January 10 2020, converted the notes principal balance of approximately $0.1 million plus accrued interest of $8,000 into 41,237 shares of the Company’s common stock.

In connection with issuance of the senior secured promissory notes, the Company issued the note holder a common stock purchase warrant with a term of four years, providing the holder with the right to purchase 74,074 shares of the Company’s common stock at March 31, 2020. The purchase price of one share of common stock under the warrant shall be 125% of the Fixed Conversion Price of the senior secured convertible promissory notes. The purchase price is subject to downward adjustment for any dilutive issuance, as defined. Additionally, the warrant holder has the option to require the Company to cash settle the warrant, for the Black Scholes value of the remaining unexercised portion of the warrant, upon a fundamental transaction, as defined.

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

On March 28, 2020, the Company entered into a convertible promissory note with a principal balance of $257,732. The notes contains an OID totaling $7,732, matures on March 29, 2021 and accrues interest at a rate of 12% per annum. The note was not fully executed until April 2, 2020 and the Company received net proceeds of $250,000. In connection with the convertible promissory note, the Company issued 33,333 shares of its common stock with a fair value of $91,000.

From April 29, 2020 through June 3, 2020, the Company entered into convertible promissory notes with a principal balance of approximately $1.8 million. The notes contain an OID of approximately $23,000 and the Company received net proceeds of $1.8 million. The notes bear interest at 12% per annum and mature one year from the issuance date. In connection with the convertible promissory notes, the Company issued 233,333 shares of its common stock with a fair value of $0.6 million.

In connection with issuance of the senior secured promissory notes, the Company issued the note holder a common stock purchase warrant with a term of four years, providing the holder with the right to purchase 431,600 shares of the Company’s common stock at June 30, 2020. The purchase price of one share of common stock under the warrant shall be 125% of the Fixed Conversion Price of the senior secured convertible promissory notes. The purchase price is subject to downward adjustment for any dilutive issuance, as defined. Additionally, the warrant holder has the option to require the Company to cash settle the warrant, for the Black Scholes value of the remaining unexercised portion of the warrant, upon a fundamental transaction, as defined.

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

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

During the nine months ended December 31, 2020, the holders of notes issued during the period April 2, 2020 through June 3, 2020, converted the notes principal balance of approximately $1.3 million plus accrued interest of $0.2 million into 552,089 shares of the Company’s common stock.

On February 10, 2021, the Company entered into a conversion and exchange agreement with the holder of the senior secured promissory note and related warrants dated June 1, 2020. (See Note 13).

On November 13, 2020, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors to sell to the investors senior convertible notes, convertible into shares of the Company’s common stock at a conversion price of $1.25 per share, subject to adjustment. The convertible notes have a maturity of one year, accrue interest at the rate of 7% per year, and are subject to 12.5% original issue discount. In connection with the convertible notes, the Company issued 99,955 warrants to purchase shares of the Company’s common stock. The warrants have a five year term, and an exercise price of $1.55 per share, subject to adjustment (See Note 4). The securities were issued in a private placement transaction in reliance upon exemptions from registration under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for gross proceeds of approximately $750,000.

On January 28, 2021, the holders of the notes issued on November 13, 2020, converted the notes principal balance and accrued interest of approximately $0.8 million into 211,273 shares of the Company’s common stock.

The carrying value of the senior secured convertible notes, as of December 31, 2020 and March 31, 2020, is comprised of the following:

	December 31, 2020	March 31, 2020
	(Unaudited)
Principal value of convertible notes	$3,460,692	$3,238,535
Original issue discount	(866,414)	(247,535)
Discount resulting from allocation of proceeds to warrant liability	(1,823,209)	(1,119,866)
Discount resulting from beneficial conversion feature	(1,150,387)	(531,730)
Discount resulting from issuance of common stock	(1,379,800)	(647,250)
Amortization of discount	4,396,849	2,141,004
Net carrying value of Senior Secured Convertible Notes	$2,637,731	$2,833,158

The aggregate discount to the senior secured convertible note will be amortized to interest expense over the term of the note using the effective interest method. As of December 31, 2020, the total accrued interest in connection with the convertible notes was approximately $0.5 million.

Note 9 – Stockholders’ Deficit

Preferred Stock

As of December 31, 2020 and March 31, 2020, there were no shares of the Company’s authorized 50,000,000 shares of preferred stock, par value $0.0001 outstanding.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

Series A Preferred Sock

On January 5, 2021, the Company’s Board of Directors authorized 300 shares of Series A preferred stock with a par value of $0.0001 per share. Each preferred share of Series A preferred stock will have a stated valued of $1,000 per share. From and after the second anniversary the holders of the Series A preferred stock shall be entitled to receive, quarterly cumulative dividends or distributions at the annual rate of 8% of the stated value per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A preferred stock). Such dividend shall be paid in cash or at the direction of the Company’s Board of Directors, in duly authorized, validly issued, fully paid and non-assessable shares of common stock, or a combination thereof. All declared but unpaid dividends on shares of Series A preferred stock shall increase the stated value of such shares, but when such dividends are actually paid any such increase in the stated value shall be rescinded. The holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series A preferred stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the Company’s common stock or other junior securities. The Series A preferred stock has no voting rights. Each share of Series A preferred stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such shares of Series A preferred stock by the conversion price. The conversion price for the Series A preferred stock shall equal $0.43068, subject to adjustment.

Series B Preferred Stock

On January 22, 2021, the Company’s Board of Directors authorized 1,500 shares of Series B preferred stock with a par value of $0.0001 per share. Each preferred share of Series B preferred stock will have a stated valued of $1,000 per share. From and after the second anniversary the holders of the Series B preferred stock shall be entitled to receive, quarterly cumulative dividends or distributions at the annual rate of 8% of the stated value per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B preferred stock). Such dividend shall be paid in cash or at the direction of the Company’s Board of Directors, in duly authorized, validly issued, fully paid and non-assessable shares of common stock, or a combination thereof. All declared but unpaid dividends on shares of Series B preferred stock shall increase the stated value of such shares, but when such dividends are actually paid any such increase in the stated value shall be rescinded. The holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B preferred stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the Company’s common stock or other junior securities. The Series B preferred stock has no voting rights. Each share of Series B preferred stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such shares of Series B preferred stock by the conversion price. The conversion price for the Series A preferred stock shall equal $0.219183, subject to adjustment.

Common Stock and Warrants

During the nine months ended December 31, 2020, the Company issued 3 shares of common stock and 1,333,333 shares of fully vested restricted common stock to its Chief Executive Officer. The Company purchased 166,667 shares of the restricted stock, at a fair value of approximately $0.5 million, to cover the withholding taxes related to the restricted stock.

During the nine months ended December 31, 2020, the Company issued 108,099 shares of its common stock with a fair value of approximately $0.3 million to consultants.

During the nine months ended December 31, 2020, the Company issued 1,568,802 shares of its common stock with a fair value of $4.5 million with a weighted average share price of approximately $2.86 per share, upon conversion of its senior secured convertible notes (See Note 8).

During the nine months ended December 31, 2020, the Company issued 366,667 shares of its common stock with a fair value of approximately $1.1 million in connection with its convertible notes (see Note 8).

On April 27, 2020, the Company issued 54,149 shares of its common stock in satisfaction of accounts payable of approximately $122,000 owed for advisory services.

On June 6, 2020, the Company issued a warrant to purchase 116,667 shares of the Company’s common stock with a fair value of approximately $0.1 million. The warrant was exercised on a cashless basis on June 30, 2020, and the Company issued 97,222 shares of its common stock.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

Financing

On September 11, 2020, the Company, entered into a securities purchase agreement with certain institutional and accredited investors to sell an aggregate of 463,333 unregistered shares of the Company’s common stock, par value $0.0001 per share and 231,667 warrants to purchase common stock in a private placement transaction, for gross proceeds of approximately $1.7 million. The shares were issued at a price of $1.25 per share. The warrants have a five year term and an exercise price of $1.50 per share. The Company is not required to issue common stock upon exercise of any portion of a warrant if doing so results in the warrant holder beneficially owning more than 4.99% of the outstanding common stock after giving effect to such exercise. In connection with the September 11, 2020 financing, the Company paid transaction fees of approximately $139,000, and issued 36,033 common stock warrants to its placement agent. The placement agent warrants have the same terms as the warrants issued with the private placement.

Under the guidance of ASC 815, Derivatives and Hedging, the Company determined the warrants related to the financing are not indexed to the Company’s own stock and do not meet the scope exception to derivative accounting, and therefore should be accounted for as a warrant liability. The warrant liability is initially measured at fair value and subsequent changes in fair value are recorded in earnings each reporting period. As of September 11, 2020, the Company recorded an initial warrant liability of approximately $0.6 million. The change in fair value during the nine months ended December 31, 2020, was nominal.

Note 10 – Stock-Based Compensation, Restricted Stock and Stock Options:

Equity Compensation Plan Information:

On December 16, 2020, the Company adopted its 2020 Long-Term Incentive Plan ( the “2020 Plan”). Under the 2020 Plan, there are 5,333,333 shares of the Company’s common stock available for issuance and the 2020 Plan has a term of 10 years. The available shares in the 2020 Plan will automatically increase on the first trading day in January of each calendar year during the term of this Plan, commencing with January 2021, by an amount equal to the lesser of (i) five percent (5%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 1,000,000 shares of common stock or (iii) such number of shares of common stock as may be established by the Company’s Board of Directors.

The Company grants equity-based compensation under its 2020 Plan and its 2016 Equity Incentive Plan (the “2016 Plan”). The 2020 Plan and 2016 Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants. As of December 31, 2020, there is a total of 7,333,333 shares of the Company’s common stock available under the 2016 Plan.

Stock-based compensation:

The Company recognized total expenses for stock-based compensation (including the issuance of common stock to consultants) during the three and nine months ended December 31, 2020 and 2019, which are included in the accompanying statements of operations, as follows (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Research and development expenses	$661,054	$455,820	$1,954,426	$1,437,334
Selling, general and administrative expenses	972,284	896,291	9,010,677	2,781,142
Total stock-based compensation	$1,633,338	$1,352,111	$10,965,103	$4,218,476

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

Restricted stock awards:

A summary of the Company’s restricted stock activity during the nine months ended December 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at March 31, 2020	1,250,003	$0.82
Granted	1,333,333	$1.38
Canceled	(1,250,003)	$0.82
Vested	(1,333,333)	$0.49
Unvested at December 31, 2020 (unaudited)	-	$-

During the nine months ended December 31, 2020, the Company issued 1,333,333 shares of fully vested restricted common stock to its Chief Executive Officer. The Company repurchased 166,667 shares of the restricted stock (See Note 9).

In December 2020, the Company canceled 2,000,000 shares of its vested and unvested restricted common stock with a fair value of approximately $0.9 million issued to officers and employees, in exchange for 4,461,130 options to purchase shares of the Company’s common stock with a fair value of approximately $10.2 million (See Stock Options).

The fair value of restricted stock awards is measured based on their fair value at the grant date and amortized over the vesting period, which is generally 24 months. As of December 31, 2020, there was no unrecognized stock-based compensation expense related to restricted stock awards.

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

On April 13, 2020, the Company granted 2,323,333 options to purchase shares of its common stock with a fair value of approximately $3.2 million to executives and employees of the Company. The options will vest over a period of 24 months.

During the three months ended June 30, 2020, the Company granted 388,889 options to purchase shares of its common stock with a fair value of approximately $0.3 million for consulting services.

In June 2020, the Company granted 33,333 options to purchase shares of its common stock with a fair value of approximately $40,000 to members of the Company’s Board of Directors.

On June 22, 2020, the Company’s Board of Directors adopted a resolution to accelerate the vesting of all options granted to be fully vested as of June 22, 2020. As of June 30, 2020, the Company had no unrecognized compensation expense related to its stock options granted under the Company’s equity incentive plan.

On September 16, 2020, the Company granted 744,644 options to purchase shares of its common stock to its chief financial officer. The options fully vest thirty days from the grant date and have a fair value of approximately $1.1 million.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

During the three months ended September 30, 2020, the Company granted 66,667 options to purchase shares of its common stock with a fair value of approximately $0.1 million for consulting services.

During the three months ended December 31, 2020, the Company granted 250,000 options to purchase shares of its common stock with a fair value of approximately $0.9 million to employees.

On October 12, 2020, the Company granted 50,000 options to purchase shares of the Company’s common stock in exchange for consulting services. The options have a strike price equal to the lower of the price per share on October 12, 2020 or $1.48 per share, and vest on November 12, 2020. The options have a fair value of $69,000 based on the closing stock price of $1.19 per share on October 12, 2020.

On October 15, 2020, the Company granted 8,333 options to purchase shares of the Company’s common stock in exchange for consulting services. The options have a fair value of approximately $9,000 and fully vest on grant date.

On December 1, 2020, the Company granted 133,333 options to purchase shares of its common stock with a fair value of approximately $0.2 million to members of the Company’s Board of Directors. The options vest on the 90 day anniversary of the grant date.

On December 3, 2020, the Company granted 16,667 options to purchase shares of the Company’s common stock in exchange for consulting services. The options have a fair value of approximately $29,000 and vest equally over a one year period.

On December 30, 2020, the Company granted 4,464,463 options to purchase shares of its common stock with a fair value of approximately $10.2 million to its officers and employees, in exchange for 2,000,000 shares of vested and non-vested restricted common shares. The options vest on the 90 day anniversary of the grant date. The restricted stock had a fair value of approximately $0.9 million on the date the shares were canceled. The incremental fair value of $1.2 million related to the options will be recognized as stock-based compensation expense over the 90 day vesting period.

The following was used in determining the fair value of stock options granted during the nine months ended December 31, 2020.

	Three months ended	Nine months ended
	December 31, 2020	December 31, 2020
	(Unaudited)	(Unaudited)
Dividend yield	0%	0%
Expected price volatility	50%	40.4% - 50.0%
Risk free interest rate	0.27% - 0.42%	0.16% - 0.44%
Expected term	5 years	5-6 years

A summary of activity under the Plan for the nine months ended December 31, 2020 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2020	1,937,833	$0.54	8.2	$4,243,610
Granted	8,479,663	$3.15	8.1	-
Outstanding at December 31, 2020 (Unaudited)	10,417,496	$2.64	8.2	$13,227,560

Exercisable at December 31, 2020 (Unaudited)	5,803,033	$1.85	8.4	$11,888,221

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

As of December 31, 2020, the unrecognized stock-based compensation expense related to stock options was approximately $1.6 million and will be recognized over a period of nine months.

Warrants:

A summary of the Company’s warrant activity during the nine months ended December 31, 2020 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2020	1,281,852	$1.91	3.0	$-
Issued	1,121,488	$4.65	4.9
Exercised	(116,667)	$3.00	-
Outstanding at December 31, 2020 (Unaudited)	2,286,673	$2.66	3.8	$2,918,734

Exercisable at December 31, 2020 (Unaudited)	2,186,719	$2.57	3.8	$2,918,734

During the three months ended June 30, 2020, the Company issued 116,667 warrants to purchase shares of the Company’s common stock. The warrants were exercised on a cashless basis on June 30, 2020, and the Company issued 97,222 shares of its common stock.

During the three months ended September 30, 2020 the Company issued 208,000 warrants to purchase shares of the Company’s common stock. During the nine months ended December 31, 2020 the Company recorded a $0.2 million loss on issuance of these common stock warrants.

During the three months ended December 31, 2020, the Company reclassified 950,618 warrants from liabilities to equity.

During the nine months ended December 31, 2020, the Company recognized approximately $0.4 million of stock-based compensation expense related to warrants.

The Company estimated the fair value of the warrants using the Black-Scholes pricing model as follows:

	Three months ended	Nine months ended
	December 31, 2020	December 31, 2020
	(Unaudited)	(Unaudited)
Expected price volatility	50.0%	50.0%
Risk free interest rate	2.3%	2.3% - 2.4%
Expected term	5 years	5 years

Note 11 – Related Parties, net

As of December 31, 2020 and March 31, 2020, the Company owed approximately $25,000 and $49,741 for net advances from Mr. Doug Croxall, the Company’s chief executive officer. The advances are non-interest bearing, and a formal agreement has not been finalized as of the date of this report.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

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

As of December 31, 2020, future minimum lease payments are as follows (unaudited):

December 31, 2020
Year ended March 31, 2021	$23,097
Year ended March 31, 2022	92,388
Year ended March 31, 2023	23,097
Total	$138,582

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 13 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2020, through February 16, 2021, the date when condensed financial statements were issued to determine if they must be reported.

Common Stock

On January 22, 2021, the Company’s Board of Directors authorized a reverse stock split at an exchange ratio of one (1) share of common stock for every three (3) shares of common stock. The reverse stock split was effective on January 25, 2021, such that every three (3) shares of common stock have been automatically converted into one (1) share of common stock. The Company will not issue fractional certificates for post-reverse split shares in connection with the reverse stock split. Rather, all shares of common stock that are held by a stockholder will be aggregated and each stockholder shall be entitled to receive the number of whole shares resulting from the combination of the shares so aggregated. Any fractions resulting from the reverse stock split computation shall be rounded up to the next whole share.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

Public Offering

On January 26, 2021, the Company entered into an underwriting agreement with Roth Capital Partners, LLC, relating to the Company’s public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 4,150,000 shares of its common stock to the underwriters, at a purchase price per share of $4.14 (the offering price to the public of $4.50 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-1 (File No. 333-249833), as amended, under the Securities Act of 1933, as amended, and the related registration statement on Form S-1 (File No. 333-252418) that was filed by the Company under Rule 462(b) under the Securities Act. The Company has also granted the underwriters a 30-day option to purchase up to 622,500 additional shares of common stock to cover over-allotments.

In connection with the Company’s public offering, the Company issued a warrant to the underwriters to purchase 381,800 shares of its common stock. The warrant may be exercised beginning on the date that is 180 days after the date on which the Registration Statement becomes effective until the date that is five years after the date on which the Registration Statement becomes effective. The exercise price of the warrant is $5.625.

Series A Preferred Stock

On January 5, 2021, the Company’s Board of Directors authorized 300 shares of Series A preferred stock with a par value of $0.0001 per share (See Note 9).

Series B Preferred Stock

On January 22, 2021, the Company’s Board of Directors authorized 1,500 shares of Series B preferred stock with a par value of $0.0001 per share (See Note 9).

Patents

On February 4, 2021, the Company entered into the fourth amendment to the IP agreement with HP. Under the terms of the amendment, the Company exercised the option to purchase the assignable patents and paid HP $1.55 million (See Note 6).

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Nine months ended December 31, 2020
(Unaudited)

Convertible Notes and Warrants

On January 25, 2021, the Company entered into a conversion and exchange agreement with the holder of the Company’s senior secured promissory notes and warrants issued during the period March 31, 2018 through August 13, 2018, and June 10, 2019 (See Note 8). The conversion and exchange agreement provides that the conversion of all amounts outstanding under the secured promissory notes will be converted into 251 shares of the Company’s Series A preferred stock, par value $0.0001 per share, and 360,111 shares of the Company’s common stock issuable on the date of the Company’s uplisting to the Nasdaq. On January 26, 2021, the Company completed its uplisting to the Nasdaq and recognized the conversion of approximately $0.3 million of principal and interest related to the senior secured promissory notes, and issued 251 shares of its Series A preferred stock and 360,111 shares of its common stock. In connection with the conversion and exchange agreement, the Company issued warrants to purchase 235,183 shares of the Company’s common stock at an exercise price of $0.39 per share and 88,871 shares of the Company’s common stock at an exercise price of $3.39 per share in exchange for the warrants issued in connection with the senior secured promissory notes (See Note 8).

On January 26, 2021, the Company entered into a conversion and exchange agreement with the holder of the Company’s senior secured promissory notes and warrants issued during the period March 31, 2018 through August 13, 2018, and June 10, 2019 (See Note 8). The conversion and exchange agreement provides that the conversion of all amounts outstanding under the secured promissory notes will be converted into 1,443.41 shares of the Company’s Series B preferred stock, par value $0.0001 per share, and 173,111 shares of the Company’s common stock issuable on the date of the Company’s uplisting to the Nasdaq. On January 26, 2021, the Company completed its uplisting to the Nasdaq and recognized the conversion of approximately $1.5 million of principal and interest related to the senior secured promissory notes, and issued 1,443.41 shares of its Series B preferred stock and 173,111 shares of its common stock. In connection with the conversion and exchange agreement, the Company issued warrants to purchase 940,730 shares of the Company’s common stock at an exercise price of $0.36 per share and 355,485 shares of the Company’s common stock at an exercise price of $2.73 per share in exchange for the warrants issued in connection with the senior secured promissory notes (See Note 8).

On January 28, 2021, the holder of the senior secured promissory note issued on November 14, 2018, converted the notes principal balance of approximately $0.3 million plus accrued interest of $0.1 million into 136,782 shares of the Company’s common stock.

On January 28, 2021, the holders of the notes issued on November 13, 2020, converted the notes principal balance and accrued interest of approximately $0.8 million into 211,273 shares of the Company’s common stock.

On February 10, 2021, the Company entered into a conversion and exchange agreement with the holder of the Company’s senior secured promissory note and warrant issued on June 1, 2020 (See Note 8). The conversion and exchange agreement provides that the conversion of the outstanding principal and interest of approximately $0.8 million will be converted into 538,664 shares of the Company’s common stock. As of the date of this report, the senior secured promissory note is still outstanding. In connection with the conversion and exchange agreement, the Company issued warrants to purchase 269,332 shares of the Company’s common stock at an exercise price of $1.95 per share in exchange for the warrant issued in connection with the senior secured promissory note (See Note 8).

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

On January 26, 2021, the Company completed its public offering and its common stock began trading on the Nasdaq Capital Market (Nasdaq) under the symbol CRKN.

On January 22, 2021, the Company’s Board of Directors authorized a reverse stock split at an exchange ratio of one (1) share of common stock for every three (3) shares of common stock. The reverse stock split was effective on January 25, 2021, such that every three (3) shares of common stock have been automatically converted into one (1) share of common stock. The Company will not issue fractional certificates for post-reverse split shares in connection with the reverse stock split. Rather, all shares of common stock that are held by a stockholder will be aggregated and each stockholder shall be entitled to receive the number of whole shares resulting from the combination of the shares so aggregated. Any fractions resulting from the reverse stock split computation shall be rounded up to the next whole share.

On January 26, 2021, the Company entered into an underwriting agreement relating to the Company’s public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 4,150,000 shares of its common stock to the underwriters, at a purchase price per share of $4.14 (the offering price to the public of $4.50 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-1 (File No. 333-249833), as amended, under the Securities Act of 1933, as amended, and the related registration statement on Form S-1 (File No. 333-252418) that was filed by the Company under Rule 462(b) under the Securities Act. The Company has also granted the underwriters a 30-day option to purchase up to 622,500 additional shares of common stock to cover over-allotments. On January 28, 2021, the Company received net proceeds from its public offering of approximately $19.3 million, net of underwriter fees and commissions of approximately $1.5 million, and offering costs of $0.4 million.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations for the three months ended December 31, 2020 and 2019 (expense):

	Three Months Ended December 31
	2020	2019
Revenue	$-	$100,000
Cost of revenue	-	(153,500)
Research and development	(838,967)	(483,647)
Selling, general and administrative	(1,857,892)	(1,428,686)
Other expense	(1,156,537)	(309,422)
Net Loss	$(3,853,396)	$(2,275,255)

Revenue

The Company did not recognize revenue for the three months ended December 31, 2020 and recognized $0.1 million of revenue for the three months ended December 31, 2019. The revenue recognized during the three months ended December 31, 2019 is related to our new agreement with Asahi and represents the cash received for our continuing development activities. We are not able to estimate the total amount of development service under an efforts-based perspective and, therefore, the amount of performance that will be required in our contracts cannot be reliably estimated under the proportional performance revenue recognition model. Accordingly, we recognize revenue up to the amount of costs incurred.

Cost of Revenue

There was no cost of revenue recognized during the three months ended December 31, 2020. The cost of revenue for the three months ended December 31, 2019, was approximately $154,000 and consists of approximately $125,000 related to the costs incurred with respect to our contract with Eastman and approximately $29,000 with respect to our contract with Asahi.

Research and Development

Research and development expenses were $0.8 million for the three months ended December 31, 2020 compared to $0.5 million for the three months ended December 31, 2019. The increase of $0.3 million is primarily related to increased stock-based compensation of $0.5 million recognized for stock options granted to our employees and officers offset by decreased stock-based compensation of $0.4 million related to canceled shares of restricted stock in December 2020 which were exchanged for stock options, increased payroll and related expenses of approximately $0.1 million for new hires and increased costs of approximately $0.1 million for the purchase of lab supplies used in our development activities.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $1.9 million and $1.4 million for the three months ended December 31, 2020 and 2019, respectively. The $0.5 million increase in SG&A expenses is primarily due to increased stock-based compensation expense of approximately $0.7 million related to stock options granted to officers and employees of the Company, offset by decreased stock-based compensation expense of approximately $0.4 million related to canceled shares of restricted stock in December 2020 which were exchange for stock options, and increased payroll and related expenses of approximately $0.2 million for the Company’s chief executive officer and chief financial officer.

Other Expense

Other expense was approximately $1.2 million and $0.3 million for the three months ended December 31, 2020 and 2019, respectively. The $0.9 million increase is primarily due to the change in fair value of our warrant liability of $0.6 million and the loss on extinguishment of debt of $0.3 million.

Results of Operations for the nine months ended December 31, 2020 and 2019 (expense):

	Nine Months Ended December 31,
	2020	2019
Revenue	$-	$100,000
Cost of revenue	-	(460,500)
Research and development	(2,634,663)	(1,554,413)
Selling, general and administrative	(11,455,061)	(4,297,077)
Other expense	(5,992,184)	(1,089,695)
Net Loss	$(20,081,908)	$(7,301,685)

Revenue

The Company did not recognize revenue for the nine months ended December 31, 2020 and recognized $0.1 million of revenue for the nine months ended December 31, 2019. The revenue recognized during the nine months ended December 31, 2019 is related to our new agreement with Asahi and represents the cash received for our continuing development activities. We are not able to estimate the total amount of development service under an efforts-based perspective and, therefore, the amount of performance that will be required in our contracts cannot be reliably estimated under the proportional performance revenue recognition model. Accordingly, we recognize revenue up to the amount of costs incurred.

Cost of Revenue

There was no cost of revenue recognized during the nine months ended December 31, 2020. The cost of revenue for the nine months ended December 31, 2019, was $0.5 million and consists of approximately $0.3 million related to the costs incurred with respect to our contract with Eastman and approximately $0.2 million with respect to our contract with Asahi.

Research and Development

Research and development expenses were $2.6 million for the nine months ended December 31, 2020 compared to $1.6 million for the nine months ended December 31, 2019. The increase of $1.0 million is primarily related to increased stock-based compensation expenses of approximately $1.3 million recognized for stock options granted to our employees and officers, offset by lower stock-based compensation expenses of approximately $0.7 million related to canceled shares of restricted stock in December 2020 which were exchange for stock options, increased payroll and related expenses of approximately $0.2 million for new hires, and increased costs of approximately $0.1 million for the purchase of lab supplies used in our development activities.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $11.4 million and $4.3 million for the nine months ended December 31, 2020 and 2019, respectively. The $6.9 million increase in SG&A expenses is primarily due to increased stock-based compensation expense of approximately $3.8 million related to stock options granted to officers and employees of the Company, and increased stock-based compensation expense of approximately $2.6 million related to our restricted stock, primarily comprised of $3.6 million of stock-based compensation recognized for 3.5 million shares of restricted stock issued to our chief executive officer, offset by $1.2 million of lower stock-based compensation due to shares of restricted stock exchanged for stock options in December 2020, increased payroll and related expenses of approximately $0.6 million for the Company’s chief executive officer and chief financial officer, and increased legal and professional fees of approximately $0.2 million.

Other Expense

Other expense was approximately $6.0 million and $1.1 million for the nine months ended December 31, 2020 and 2019, respectively. The $4.9 million increase is primarily due to increased interest expense of $1.4 million related to our convertible notes, loss on exchange of our convertible notes for common stock and warrants of $1.5 million, change in fair value of our warrant liability of $1.3 million and loss on extinguishment of debt of $0.5 million.

Liquidity

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $36.5 million at December 31, 2020, a net loss of approximately $20.1 million, and approximately $3.6 million of net cash used in operating activities for the nine months ended December 31, 2020. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

Although it is difficult to predict the Company’s liquidity requirements as of December 31, 2020, based upon the Company’s current operating plan and completion of its public offering, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these financial statements.

Cash Flows

	Nine Months Ended December 31,
	2020	2019
Cash and cash equivalents at the beginning of the period	$48,307	$99,447
Net cash used in operating activities	(3,605,413)	(761,805)
Net cash used in investing activities	(106,964)	(26,603)
Net cash provided by financing activities	3,699,679	688,961
Cash and cash equivalents at the end of the period	$35,609	$-

Operating Activities

For the nine months ended December 31, 2020, net cash used in operating activities was $3.6 million, which primarily consisted of our net loss of $20.1 million, adjusted for non-cash expenses of $16.6 million including, $11.0 million of stock-based compensation expenses, $2.2 million of amortization related to the debt discount recognized for our convertible notes payable, $1.5 million recognized for the loss on exchange of our convertible notes for common stock and warrants, $1.3 million for the change in fair value of our warrant liability, $0.5 million for the loss on extinguishment of debt and other expenses of $0.1 million. The net change in operating assets and liabilities was $0.1 million and was primarily due to decreases in accounts payable and accrued expenses totaling $0.2 million, offset by a $0.3 million increase in accrued interest related to our convertible notes and a $0.2 million increase to prepaid expenses and other current assets.

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

Investing Activities

For the nine months ended December 31, 2020, net cash used in investing activities was approximately $82,000, related to the purchase of lab equipment.

For the nine months ended December 31, 2019, net cash used in investing activities was approximately $27,000, related to the purchase of computer equipment and computer software.

Financing Activities

For the nine months ended December 31, 2020, net cash provided by financing activities was $3.7 million. The net cash provided is primarily related to $2.7 million of proceeds received from the issuance of our senior secured convertible notes and the related stock warrants, $1.6 million related to the net proceeds received from the issuance of the Company’s common stock and warrants, and $0.2 million of proceeds received from our PPP loan, offset by $0.5 million for the repurchase of shares of our common stock and $0.2 million for the repayment of our senior secured promissory note and $0.1 million for other notes payable.

For the nine months ended December 31, 2019, net cash provided by financing activities was $0.7 million. The net cash provided is primarily related to $0.6 million of proceeds received from the issuance of our senior secured convertible notes and the related stock warrants, and proceeds of $49,000 from a related party.

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

With respect to the quarter ended December 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crown Electrokinetics Corp.

Dated: February 16, 2021	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and
Principal Executive Officer

Dated: February 16, 2021	/s/ Phil Anderson
Phil Anderson
Chief Financial Officer and
Principal Financial Officer