Form 10-K
period 2021-03-31
Crown Electrokinetics Corp.
filed 2021-06-21
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-249833

Crown Electrokinetics Corp.

(Exact name of registrant as specified in its charter)

Delaware	47-5423944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 NE Circle Blvd Corvallis, OR	97330
(Address of principal executive offices)	(Zip Code)

(800) 674-3612

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2020 (the last business day of the registrant’s most recently completed third fiscal quarter) was approximately $34.2 million based upon a closing price of $4.50.

As of June 16, 2021, there were 14,882,741 shares of the registrant’s common stock outstanding.

CROWN ELECTROKINETICS CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2021

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

ITEM 1. BUSINESS.

Overview

Crown Electrokinetics Corp. (“Crown” or the “Company”) develops and sells optical switching film that can be embedded between sheets of glass or applied to the surface of glass, or other rigid substrates such as acrylic, to electronically control opacity (“DynamicTint™”). Originally developed by Hewlett-Packard (“HP”), our technology allows a transition between clear and dark in seconds and can be applied to a wide array of windows, including commercial buildings, automotive sunroofs, and residential skylights and windows. At the core of Crown’s proprietary and patent-protected technology is a thin film that is powered by electrically charged pigment which not only replaces common window tints but is also a more sustainable alternative to traditional window treatments. Crown partners with leading glass and film manufacturers for mass production and distribution of DynamicTint.

Electrokinetic Film Technology

Crown’s electrokinetic (EK) technology was derived from proprietary ink and microfluidic technology developed at HP. Electrokinetic refers to the movement of particles within a fluid under the influence of an electric field. Our EK film technology utilizes nanometer-sized pigment particles that are electrically charged and suspended in a liquid that is sandwiched between two clear substrates that are coated with a transparent conductor oxide (TCO) film. Figure 1. In a non-energized state, the suspended pigment particles are distributed uniformly between the plastic films, and will absorb, transmit, or reflect light depending on the properties of the suspended pigment (dark state). When the proper electrical signal is applied to the conductive TCO layers, an electrical field is created and the charged pigment particles collect in micro-embossed holes in a layer of polymer resin covering the transparent conductor surface. As the charged pigment particles are collected, the fluid becomes highly transparent (clear state). By applying a different electrical signal, the pigment can be dispersed back into the fluid to achieve the desired color density or opaqueness.

CLEAR STATE	DARK STATE

Figure 1. Schematic cross-section of electrokinetic film in clear and dark states.

Highlights

●	Clear Polyethylene Terephthalate (PET) Substrates – Same material as window tinting films.

●	Transparent Conductor on PET – Indium Tin Oxide (ITO) - same as most touch screens.

●	Electronic Ink – Nanoparticles suspended in a fluid which absorb light.

●	Energy Source – Nanoparticles are controlled through DC low voltage applied to the ITO conductor material which is powered by a lithium ion battery that is charged with a solar cell strip, no hard-wiring necessary.

Our plastic films are manufactured using industry standard roll-to-roll (R2R) processing equipment. The Company believes its R2R processing will have an inherently lower manufacturing cost compared to sheet-based processing methods used for other smart window technologies like electrochromic glass. There are three basic steps to making our film using R2R equipment.

1)	Deposition: R2R TCO deposition on clear polyethylene terephthalate (PET) plastic film using vacuum sputtering of indium-tin oxide (ITO). The ITO on PET film can be provided by a number of suppliers. Millions of square feet of ITO on PET are currently provided for nearly all capacitance-based display touch screens.

2)	Embossing: R2R embossing of UV-curable resin in a proprietary and patent protected 3-D pattern for ink pigment control and containment on one of the two plastic films. An example of the embossed pattern is shown in Figure 2. The R2R embossing process can be completed by various plastic film companies. Crown has the capability to accomplish the coating and embossing steps within its current facility in addition to working with manufacturing partners.

Figure 2. Microscopic Optical Image of Embossed Film

3)

Lamination: The final R2R process laminates the two layers of PET together with the proprietary and patent protected pigment-containing fluid contained by the wall structure shown by the white areas in Figure 2. The wall area has adhesion to the upper layer of PET with ITO film thereby sealing the fluid between the two plastic layers. The fluid contains nanometer-sized pigment particles that are charged electrically and suspended in the fluid.

We believe that DynamicTintTM has the following distinct advantages over existing optical electronic film technologies:

●	Neutral Color – Pigment is designed to be color neutral and will not affect the hue of what is viewed through the window in any clear, dark or tinted state.

●	Speed – Transition time is typically a few seconds.

●	Affordability – Roll-to-Roll film manufacturing using relatively inexpensive materials.

●	Low Energy Requirements – Film is low voltage and can be powered with a small battery charged by a solar cell strip or wired to an existing electrical infrastructure including a LAN line.

●	Retro-Fit – Film can be applied to a sheet of acrylic or thin glass, called a DynamicTint Insert (“Inserts”), and placed within an existing window frame, eliminating the need to replace single pane windows with dual pane windows.

●	Sustainable – Reduces energy used to heat or cool a room via HVAC systems and can use renewable energy to transition the film.

●	Lease vs Purchase – Creative and flexible financing allows for customers to lease Inserts on a long-term basis and avoid large capital expenditures.

Retrofit with an Insert

Crown’s DynamicTintTM Smart Glass Insert is specifically designed for retrofitting in the domestic and international commercial real estate install base. DynamicTint can be laminated to other surfaces like acrylic or heat-treated glass and the laminated sheet can be assembled in DynamicTint Inserts that can be placed over the surface of existing windows (Figure 3).

Figure 3. Window Insert with EK Film

We believe Crown’s DynamicTint Inserts can be easily installed into commercial buildings, skylights, residential windows, and windows within garage doors. In commercial buildings, our DynamicTint Inserts can be used to convert existing single pane windows into dual pane windows. Crown believes that there is a significant opportunity to provide DynamicTint Inserts to commercial building owners who are looking to eliminate window blinds, gain energy efficiency, and reduce carbon emissions.

The Insert is a custom-sized panel comprised of a rigid substrate (acrylic or thin glass) with a silicon compliant edge seal that allows for the insert to securely fit into the interior side of the window frame.

Some of the Insert’s features include:

●	Solar-powered - eliminating the need to hardwire it into the building’s electrical system

●	Wirelessly enabled - facilitating communication with all the other installed inserts and integration with the building’s management software system

●	Sensor equipped - enabling the Insert to auto-sense the intensity of exterior light and interior ambient light

●	Software enabled - can be managed via programmed macros, dynamically managed by the building, or user-controlled within an office

●	Data collection – allowing optimization of the Inserts/curtain wall energy performance

Integration with Glass

Our electronic film can be cut using standard laser cutting and then laminated between panes of glass for new window construction. DynamicTint will be laminated between glass sheets for automotive applications or on a single glass sheet within an Insulated Glass Unit (IGU) (Figure 4). An IGU typically consists of two or more panes of glass that are sealed along the edges with an inert gas like Argon between the panes of glass to minimize heat transfer from one pane of glass to the other. Lower heat transfer improves insulating the outside temperature from interior temperature. Power is provided to our device by two wires connected to a single small area on each ITO surface. The wires will be routed through the IGU edge seal and can be connected to a control/power unit attached to the IGU for individual window control. The electronics driving the film can be hardwired into the building’s HVAC control system or controlled wirelessly depending on the customer’s needs. Because the overall power requirements are extremely low, localized batteries in the control unit and/or in combination with a small area solar cell can be used to power DynamicTint.

Figure 4. Double-paned IGU with EK Film

Sustainability

Crown is aware that working towards building a sustainable future is a common goal shared by many. Companies such as Walmart, Amazon and Apple are now publishing their sustainability pledges, and we are seeing a trend of pledging to make their workplaces more environmentally friendly.

Crown’s patented technology provides a solution that helps address many sustainability issues such as:

●	Reducing waste – as opposed to replacing single pane window units with newly manufactured dual pane windows, Crown allows building owners to install our retrofit DynamicTint Insert into existing single pane window frames thereby creating a dual pane window;

●	Reducing energy – Crown’s DynamicTint Insert reduces HVAC energy consumption by reducing the need for constantly cooling and heating a room reducing the customers carbon emissions;

●	Using renewable energy – Crown’s DynamicTint Insert is low voltage and low wattage and can be powered by a solar strip that captures the sun’s energy and is integrated into the Insert itself thereby eliminating the need to hardwire the Insert to the home or building’s electrical system.

Crown’s DynamicTint can reduce the amount of heat entering a building by controlling the tint of external windows. According to FacilitiesNet (https://www.facilitiesnet.com/windowsexteriorwalls/article/Smart-Window-Benefit-Energy-Savings-Reduced-Glare--17280), the ability to control the amount of heat entering a building reduces the heat load of the building which in turn reduces your HVAC usage. Another benefit of DynamicTint is being able to optimize daylight usage, thereby reducing the usage of lights. A study done by Project Drawdown (https://www.drawdown.org/solutions/dynamic-glass) projected that if 30-50% of commercial building spaces install dynamic glass, the potential climate-weighted energy efficiency from cooling is estimated at 9% and lighting at 9%—depending on local climate, building location and window orientation. This can result in 0.3-0.5 gigatons of emissions reductions from decreased energy use.

At Crown, we are committed to building a product that can be self-sufficient and does not require an additional power source or hard wiring into the electrical system of a residential home or commercial building. While our DynamicTint helps keep light and heat out of the building, we intend to harness that light and use it to power our inserts. This ensures that as we reduce a building’s energy consumption, we are not adding to it and are working towards being carbon neutral.

Intellectual Property

On January 31, 2016, we entered into an IP agreement with HP to acquire a research license to determine the feasibility of incorporating HP’s electrokinetic display technology in our products. On February 4, 2021, Crown and HP entered into a fourth amendment to the agreement. Pursuant to such amendment, among other items, the parties agreed to amend the list of patent and patent applications, which includes two additional patents (the “HP Patents”) that are assignable to the Company by HP upon the exercise of the Company’s option to acquire the HP Patents (the “Option”). In connection with the Company’s exercise of the Option, the Company paid HP an aggregate amount equal to One Million Five Hundred Fifty Thousand Dollars ($1,550,000) on February 9, 2021. From the date of the exercise of the Option until January 1, 2030, the Company agreed to pay to HP a royalty fee based on the cumulative gross revenue received by the Company from the HP Patents as follows:

Time Window	Lifetime Cumulative Gross Revenue	Royalty Rate
Prior to December 31, 2029	Less than $70,000,000	0.00%
	$70,000,000 - $500,000,000	1.25%
	$500,000,000 and beyond	1.00%
January 1, 2030 onward		0.00%

In addition, the Company has current patent applications in the United States and other countries that if granted, would add three additional patents to its portfolio. The Company’s United States patents expire at various dates from March 26, 2029 through September 26, 2032

The Company believes that its EK technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company’s patents has never been contested in any litigation. The Company also possesses know-how and relies on trade secrets and nondisclosure agreements to protect its technology. The Company requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

Crown-Owned Patents

Application No.	Country	Filing Date	Publication No.	Status	Title
16/259,078	USA	January 28, 2019	20190256625	Pending	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
201980018649.7	China	January 28, 2019	CN111918894A	Pending	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
19704995	Europe	January 28, 2019	3752867	Pending	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
2020-566194	Japan	January 28, 2019		Pending	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
10-2020-7024977	Korea	January 28, 2019		Pending	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
PCT/US2019/015464	WO	January 28, 2019	WO 2019/160675	Expired	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
62/631,623	USA	February 16, 2018		Expired	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
16/741,622	USA	January 13, 2020	2020-0225552	Pending	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
PCT/US2020/013396	WO	January 13, 2020	WO2020/150166	Pending	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
62/793,250	USA	January 16, 2019		Expired	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
15/204,505	USA	July 7, 2016	10377909	Issued	INKS INCLUDING SEGMENT COPOLYMER GRAFTED PIGMENTS VIA AZIDE CHEMISTRY
12/951,348	USA	November 22, 2010	8179590	Issued	ELECTRO-OPTICAL DISPLAY
12/865,255	USA	July 29, 2010	8054535	Issued	ELECTROPHORETIC DISPLAY DEVICE
15/552,924*	USA	August 23, 2017	10,852,615	Issued	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
15823847.7*	EPO		3256903	Pending	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS
15810715.1*	EPO	December 2, 2015	3250962	Issued	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
US20180046055A1*	USA		2015/063365	Pending	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS
17/106,646*	USA	November 30, 2020		Pending	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION

*	Co-owned with University of Cincinnati

In-Licensed Patents

Patent No.	Country	Patent Date	Status	Title
8,183,757	USA	May 22, 2012	Issued	DISPLAY ELEMENT
8,184,357	USA	May 22, 2012	Issued	DISPLAY ELEMENT
8,331,014	USA	December 11, 2012	Issued	PIGMENT-BASED INKS
8,384,659	USA	February 26, 2013	Issued	DISPLAY ELEMENT INCLUDING ELECTRODES AND A FLUID WITH COLORANT PARTICLES
8,432,598	USA	April 30, 2013	Issued	TRANSPARENT CONDUCTOR STRUCTURE
8,896,906	USA	November 25, 2014	Issued	INKS INCLUDING BLOCK COPOLYMER GRAFTED PIGMENTS VIA AZIDE CHEMISTRY
8,018,642	USA	September 13, 2011	Issued	ELECTRO-OPTICAL DISPLAY

Business Model

We intend to develop and sell our patented EK Technology under the name DynamicTintTM. We intend to generate revenue by selling, and in some cases leasing, DynamicTintTM film or DynamicTint Inserts to our customers. We are in discussions with multiple building owners to buy or lease our DynamicTintTM Inserts.

Applications we are exploring with potential customers of Crown’s DynamicTint include:

●	Commercial and multi-family buildings: external windows, internal glass walls and doors for both new construction and retrofit.

●	Residential homes: residential windows, garage door windows, windows contained in and surrounding residential front doors as well as residential skylights.

●	Automotive: sunroofs and sun visors.

Crown’s first product will be the DynamicTint Insert for commercial buildings. Crown’s Commercial Building Insert would allow the building owner to quickly convert its single pane window units to a dual pane window unit. Crown’s insert would act as the “second pane” and would allow the building owner to enjoy all the benefits of a dual pane window without having to replace their existing single pane windows. Crown’s insert can be integrated into the building HVAC control system, thereby optimizing the use of our DynamicTint Insert and reducing the use of the HVAC to heat or cool the rooms utilizing our technology. As Crown’s DynamicTint technology requires very little energy to effect that transition from clear to dark state, a rechargeable battery coupled with a built-in solar cell eliminates the need to hardwire the inserts to the building electrical system. Crown believes that the potential retrofit market for its DynamicTint Building Inserts is significantly large. Each unit will have wireless communication capability for control of the film and communication with the building HVAC system.

Crown has also developed a working prototype of an insert for the residential skylight, which allows a homeowner to control the amount of light entering the room. Crown’s DynamicTint Insert does not require the homeowner to replace their skylight as it conveniently fits into the existing frame. Crown’s skylight insert will allow a homeowner (through a Bluetooth connection or RF controller) to adjust the level of desired tint easily and quickly, thereby controlling the amount of light and heat entering the room. The DynamicTint Skylight Insert will be powered by a rechargeable lithium battery and built-in solar cell thereby eliminating the need to wire the insert to the home’s electrical system.

Partners and Customers

Crown is in active discussions with multiple glass and film manufacturers for assessment of its DynamicTint technology and its application to glass markets around the world.

Below is a table that shows the measured and calculated performance where the DynamicTint film is embedded within a glass IGU.

●	Crown film in double glazing with e-coating is much better than triple glazing with e-coating on two glazing with higher visible light capability.

●	SHGC performance is excellent and would meet window code requirements in the dark state even without the low-e coating in these calculations.

Crown’s commercialization strategies are deeply rooted in leveraging existing infrastructure. As such, Crown intends to partner with industry leading manufacturers of glass and windows as well as manufacturers of plastic film. Crown will pursue multiple paths to having its film manufactured which may include contracting manufacturing through third parties and developing its own manufacturing capabilities, or a hybrid of both.

As Crown moves from its research and development stage and into its commercialization stage, it has engaged with numerous existing and experienced thin film manufacturers about collaborating in the mass production of DynamicTint. Those ongoing discussions in combination with the ongoing development work with two of Crown’s existing manufacturing partners, is expected to allow Crown to move from a “development only” stage into commercialization stage in 2021.

Smart Glass Industry Trends

We believe there are favorable converging global trends in the major near-term markets for “smart glass” products. Key factors driving the growth of the smart glass market are the growing demand for smart glass for energy savings for existing commercial and residential buildings. Added to this trend are government mandates and legislation for energy-efficient construction of both commercial and residential buildings. There is a growing opportunity for smart windows in the transportation industry including automobiles, commercial trucks, buses, and passenger rail cars.

In both public and private sectors across the world, there are substantial efforts targeted toward the promotion and use of energy efficient smart glass materials, including those used in automobiles, windows and other architectural glazings.

In September 2020, Markets and Markets issued Smart Glass Market with COVID-19 Impact by Technology (Suspended Particle Display, Electrochromic, Liquid Crystal), Application (Architecture, Transportation, Consumer Electronics), and Geography - Global Forecast to 2025. The smart glass market size is expected to grow from USD 3.8 billion in 2020 to USD 6.8 billion by 2025, at a CAGR of 12.1% during the forecast period. The growth of the smart glass industry is driven by factors, such as the growing adoption of smart glass in automotive application and, declining prices for electrochromic material. Other major driving factors for smart glass adoption include supportive government mandates and legislation on energy efficiency. Governing bodies of various countries are increasingly encouraging the use of these energy-efficient products.

Smart glass has inherent energy-saving and auto-dimming properties, which reduce its maintenance cost. As a result, the perceived benefits of these glass products are more than the incurred investments.

Crown believes that the smart glass industry is in the initial phase of growth and that DynamicTintTM may have commercial applicability in many products where variable light-control is desired.

Our Technology

DynamicTintTM combines many of the favorable properties of the other smart window technologies. It has fast-switching time and unlike electrochromic (EC) technology, modulation in light level is not area dependent and the film is neutral in color in all settings. Unlike Suspended Particles Devices (SPD) and Polymer Dispersed Liquid Crystal (PDLC) technology, EK film does not need high voltage alternating current to power the film. Because of the low power requirements, EK films can be powered with batteries or combined with small area solar cells, allowing retrofit to existing windows. Furthermore, in the future EK film could be made with other colorants and it is possible with modification to the design to use two colorants in the same film, which has been demonstrated in the recent past under a research project at the University of Cincinnati. Below is a table outlining some of the typical properties of each technology.

Other Smart Glass Technologies

Variable light transmission technologies can be classified into two basic types: “active” technologies that can be controlled electrically by the user either automatically or manually, and “passive” technologies that can only react to ambient environmental conditions such as changes in lighting or temperature. Most of the technologies are “active”. One type that is passive is thermochromic technology where a rise in temperature will darken the film applied to glass.

The Company believes that our DynamicTint has certain performance advantages over other “smart glass” technologies and that pricing and product performance are the two main factors critical to the adoption of smart glass products. Because the non-EK smart glass technologies listed below do not have published, consistent pricing or cost data that can be relied upon, the Company cannot accurately report its price position relative to these other technologies. In terms of product performance, the Company believes that DynamicTint offers numerous advantages over other smart glass technologies as discussed below.

Technology	Can Retrofit	Power Usage	Can Tint to Black	Solar or Battery Powered	Tint Transition Speed	Light Transmission
DynamicTintTM (Electrokinetic)	✓	<0.01 W/M2	✓	✓	approx. 2 sec	3.0% - 70% or 0.4%-50%

Electrochromic (EC)	✕	0.3 – 2 W/M2 (30X EK)	✕	✓	5-40 min	<1% - 58%

Suspended Polymers in Particles (SPD) [1]	✕	1.1 W/M2 at 100V/50hz (110X EK)	✕	✕	<3 sec	0.8% - 55%

Polymer Dispersed Liquid Crystal (PDLC)	✕	5 – 20 W/M2 (500X EK)	✕	✕	1 – 3 sec	~80%

Ref. 1: SPD Film - LCF-1103DHA90 Showa Denko Material Co.

Electrochromic Glass

Electrochromic (EC) glass technology has been used as a light absorbing technology for rear view mirrors in automobiles for decades, and more recently for large-scale windows. However, the EC technology developed for windows is based on a different set of materials that are directly deposited on the heat-treated glass panels. All the current EC companies are using tungsten oxide as the main component involved in the color transition from clear to blue. Because of the nature of the chemical transition of the tungsten oxide, the EC film does not absorb as much of the blue light and so remaining light will have a strong blue hue both in the room and looking through the window. The speed of the switching time from dark to light or the reverse change is directly related to the size of the window area and the electrode design which brings electrical current to the EC material to start the chemical transition. EC technology is basically a battery-like material that requires “charging and discharging”. The time to charge/discharge the EC material in a large window can take up to 40 minutes to change form the dark state to the clear state at nominal temperatures. Also, during switching of the EC film, there can be non-uniform areas which can vary in level of tint from center to edge. The larger the area of the window, the more non-uniform during the change of state. Longer switching time can minimize the non-uniform areas. The EC materials are typically vacuum deposited directly on “defect-free” glass. The typical investment required for a large window electrochromic factory can run into the hundreds of millions of dollars, due to the large-scale vacuum equipment required, low particulate cleanroom required, and the relatively slow speed of deposition for all the various layers. Kinestral Technologies is using a chemical liquid deposition technique to replace some of the vacuum deposition steps to lower the capital investment needed for manufacturing.

Suspended Particle Glass (SPD)

SPD is a film that has suspended long and narrow particles in an encapsulated liquid polymer film with layers of ITO on either side to allow generation of an alternating current electrical field to twist the particles from a random state to a near vertical state perpendicular to the ITO plane. In the vertical state light passes through the film and in the random state the light is absorbed by the particles. The color of the film is blue since the particles used in the film do not absorb blue light as well as other colors of sunlight. No other types of particles have been created for this type of device. The film responds quickly to the electrical field, however, requires constant high AC voltage to hold the clear state. The film is manufactured on plastic and uses roll-to-roll (R2R) equipment processing. Also, because the particles are aligned when in the clear state, the film has a limited viewing angle much like older liquid-crystal displays. When viewed at a side angle, the film will appear darker. The current market for SPD has been mainly automobile sunroofs where the viewing angle of the passengers is relatively fixed at nearly perpendicular angle to the SPD film.

Polymer-Dispersed Liquid Crystal (PDLC) Film

PDLC requires an AC electric field like the SPD film described above to achieve a clear state. However, the liquid-crystal based film can only scatter light in the power-off state, therefore, most of the incoming light is transmitted through the film (~80%). Typically, the PDLC film is used for interior windows or doors to create privacy. PDLC has similar manufacturing methods using R2R equipment and plastic film with ITO conductor to the SPD film. The film is available from many Far East manufacturing companies with some able to make ~150 cm width film. The quality of the film can vary based on the manufacturing company. The film was invented at Kent State University in the 1980’s and the patents have expired.

Competition

Several smart glass competitors have an operating history, including:

●	SAGE Electrochromic, Inc., a wholly owned subsidiary of Saint-Gobain, which develops and manufactures electrochromic glass;

●	View Glass [NASDAQ: VIEW] and Kinestral Technologies manufacture electrochromic glass at their purpose-built manufacturing facilities and both are headquartered in California; and

●	Research Frontiers, Inc. [NASDAQ: REFR] licenses an electronically controlled tinted film, utilizing SPD technology, to various companies.

Crown Electrokinetics expects that other competitors will emerge in the future.

Research and Development

Crown has been using a 6” width R2R equipment capable of handling the deposition, embossing and lamination steps of the manufacturing process for its research and development for the past three years and Crown will have its proto-manufacturing roll-to-roll equipment at 12” width available in 2021. Production prototypes for qualification and system testing will be sourced from the 12” equipment in 2021. Crown will utilize the 12” width film for the DynamicTint Skylight Insert. Larger scale manufacturing is planned at a minimum of 24” width film to address markets including larger format skylights inserts, appropriately sized residential and commercial building window inserts, and many automobile sunroofs. Thereafter, Crown will develop capability to manufacture DynamicTint of at least 60” width capability. This will allow Crown to address the vast majority of window sizes for most applications.

As a result of the Company’s research and development efforts, the Company believes that its EK technology is now, or with additional development will become, usable in a number of commercial products. Such products may include one or more of the following fields: “smart” windows, doors, skylights and partitions; self-dimmable automotive sunroofs, windows, sun visors, and mirrors.

The Company has devoted most of its financial resources to research and development activities with the goal of producing commercially viable EK products and has developed working samples of its EK technology.

Crown’s main goals in its research and development include:

●	developing wider ranges of light transmission,

●	reducing the voltage required to operate DynamicTint,

●	obtaining data and developing improved materials regarding environmental stability and longevity, and

●	quantifying the degree of energy savings expected by users of the Company’s technology.

Employees

The Company has sixteen full-time employees and five advisors. Nine of the employees are technical personnel with an additional three active technical consultants, and the rest perform business development, legal, finance, marketing, investor relations, and administrative functions. Of these employees, four have obtained doctorates, one has a master’s degree in chemistry, and one has extensive industrial experience in electronics and electrical engineering. Two employees also have additional postgraduate degrees in business administration, and one has a doctorate in jurisprudence. Also, the Company’s suppliers and licensees have well qualified personnel on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

As Crown continues to grow, we will add additional engineering, marketing and executive level personnel.

Our Corporate Information

Crown’s primary business location is the R&D and Manufacturing facility located at 1110 NE Circle Blvd, Corvallis, OR 97330. Crown also has an office located at 11601 Wilshire Blvd Suite 2240 Los Angeles, CA. Our telephone number is +1 (800) 674-3612 and our Internet website address is www.crownek.com. Crown was incorporated in the State of Delaware on April 20, 2015.

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

Risk Factors Summary

Risks Related to Our Business

●	We may require additional funding to sustain our ongoing operations and to continue our research and development activities.
●	We have a history of operating losses.
●	We may not generate sufficient cash flows to cover our operating expenses.
●	We have never declared a cash dividend and do not intend to declare a cash dividend in the foreseeable future.
●	We do not directly manufacture products using Electrokinetic technology. We currently rely upon the activities of our partners and their customers in order to be profitable.
●	Electrokinetic products face intense competition, which could affect our ability to increase our revenues.
●	Declining production of automobiles and real estate could harm our business.
●	We are dependent on key personnel.
●	We are dependent on electrokinetic technology.
●	Our patents and other protective measures may not adequately protect our proprietary intellectual property, and we may be infringing on the rights of others.
●	The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which cannot be predicted.
●	Our future growth and success is dependent upon the real estate industry’s willingness to adopt smart glass and specifically our products, especially in the smart glass market which we are targeting with DynamicTintTM.
●	Our new products and services may not be successful.
●	If we are unable to establish and maintain confidence in our long-term business prospects among business customers, analysts and within our industries, then our financial condition, operating results, and business prospects may suffer materially.
●	Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.
●	Disruption of supply or shortage of materials, in particular for glass, could harm our business.
●	Increases in cost of materials could harm our business.
●	We may be unable to meet our growing production demand, product sales, delivery plans and servicing needs, or accurately project and manage this growth nationwide or internationally, which could harm our business and prospects.
●	We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.
●	If our products fail to perform as expected, our ability to develop, market and sell our products and services could be harmed.

●	We may choose to or be compelled to undertake product recalls or take other similar actions, which could adversely affect our brand image and financial performance.
●	We must successfully maintain and upgrade our information technology systems.
●	We rely on certain third-party providers of licensed software and services integral to the operations of our business.
●	Any unauthorized control or manipulation of our products’ systems could result in loss of confidence in us and our products and harm our business.
●	If our security controls are breached or unauthorized or inadvertent access to business customers’ information or other data are otherwise obtained, our services may be perceived as insecure, we may lose existing business customers or fail to attract new business customers, our business may be harmed, and we may incur significant liabilities.
●	Our products and our website, systems, and data we maintain may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.
●	Our products and services are subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm its business and operating results.
●	We are subject to various government regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facility.
●	Many of our products must comply with local building codes and ordinances, and failure of our products to comply with such codes and ordinances may have an adverse effect on its business.
●	Compliance with the regulations of the OSHA can be costly, and non-compliance with such requirements may result in potentially significant monetary penalties, operational delays, negative publicity and adverse effect on our financial condition.
●	We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.
●	We may fail to obtain or maintain necessary licenses or otherwise fail to comply with applicable laws and regulations.
●	We are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect its business, results of operation and reputation.
●	Our insurance strategy may not be adequate to protect us from all business risks.
●	Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.
●	Our business may be adversely affected by any disruptions caused by union activities.
●	Adverse developments in the credit markets may impair our ability to secure debt financing.
●	Loss of a major customer could result in a decrease in our future sales and earnings.
●	If we are unable to achieve our targeted manufacturing costs for our products, our financial condition and operating results will suffer.
●	We are exposed to fluctuations in currency exchange rates, which could affect our financial results.
●	We are subject to collection risks.
●	Future transactions could pose risks.

Risks Related to our Common Stock

●	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.
●	Our stock price may be volatile, which could result in substantial losses to investors and litigation.
●	The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.
●	We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders. Our executive officers and directors will significantly influence our activities, and their interests may differ from your interests as a stockholder.
●	Our certificate of incorporation and bylaws, and certain provisions of Delaware corporate law, contain provisions that could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.
●	If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock will likely decline.

●	As a newly Nasdaq-listed company, we will incur material increased costs and become subject to additional regulations and requirements.
●	We do not anticipate paying any dividends on our common stock for the foreseeable future.
●	If we fail to develop and maintain proper and effective internal control over financial reporting, our ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired.
●	We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are able to avail itself of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock in the future.
●	We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of its internal control over financial reporting. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed.

Risks Related to Our Business

Source and Need for Capital.

As we take steps in the commercialization and marketing of our technology or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our research and development activities.

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

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our electrokinetic technology. As of March 31, 2021, we had a cumulative net loss of $57.2 million since our inception. Our net loss was approximately $40.8 million for the fiscal year ended March 31, 2021, and $9.6 million during the year ended March 31, 2020. This includes non-cash accounting charges during the year ended March 31, 2021 of approximately $35.5 million, resulting from stock-based compensation expenses related to our stock options, loss on debt extinguishment and notes payable exchanges, amortization of our debt discount related to our convertible notes, the change in fair value of our warrant liability, and depreciation and amortization. Non-cash accounting equivalents for 2020 were $6.8 million resulting from stock-based compensation expenses related to our stock options, amortization of our debt discount related to our convertible notes, the change in fair value of our warrant liability, and depreciation and amortization.

We may not generate sufficient cash flows to cover our operating expenses.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our securities. As of March 31, 2021, we had working capital of approximately $14.7 million, cash of approximately $15.3 million, shareholders’ equity of approximately $16.6 million and an accumulated deficit of approximately $57.2 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

We do not directly manufacture products using Electrokinetic technology. We currently rely upon the activities of our partners and their customers in order to be profitable.

We do not directly manufacture products using electrokinetic (EK) technology. We currently depend upon the activities of our partners in order be able to generate revenue. It will be up to our partners to decide when and if they will introduce products using electrokinetic technology, we cannot predict when and if our partners will generate substantial sales of such products. Other companies are also evaluating electrokinetic technology for use in various products. While we expect that our partners would be primarily responsible for manufacturing and marketing electrokinetic products and components, we are also engaging in market development activities to support partners to build the smart glass industry. We cannot control whether or not our partners will develop electrokinetic products. There is no guarantee when or if our partners will successfully produce any commercial product using electrokinetic technology in sufficient quantities to make the Company profitable.

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

Because electrokinetic technology is the only technology we work with, our success depends upon the viability of electrokinetic technology which has yet to be fully proven. We have not fully ascertained the performance and long-term reliability of our technology, and therefore there is no guarantee that our technology will be successfully incorporated into all of the products which we are targeting for use of electrokinetic technology. We expect that different product applications for electrokinetic technology will have different performance and reliability specifications. We expect that our licensees will primarily be responsible for reliability testing, but that we may also continue to do reliability testing so that we can more effectively focus our research and development efforts toward constantly improving the performance characteristics and reliability of products using electrokinetic technology.

Our patents and other protective measures may not adequately protect our proprietary intellectual property, and we may be infringing on the rights of others.

Our intellectual property, particularly our proprietary rights in our electrokinetic technology, is critical to our success. We have acquired various patents, and filed other patent applications, for various applications and aspects of our electrokinetic technology. In addition, we generally enter into confidentiality and invention agreements with our employees and consultants. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons generally applicable to patents and their granting and enforcement. In addition, the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may be expensive. Our inability to protect our proprietary intellectual property rights or gain a competitive advantage from such rights could harm our ability to generate revenues and, as a result, our business and operations.

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

Our future growth and success is dependent upon the real estate industry’s willingness to adopt smart glass and specifically our products, especially in the smart glass market which we are targeting with DynamicTintTM.

Our growth is highly dependent upon the adoption of smart glass by the real estate industry. Although we anticipate growing demand for our products, there is no guarantee of such future demand, or that our products will remain competitive in the market.

If the market for smart glass in general and our products in particular do not develop as we expect, or develop more slowly than we expect, or if demand for our products decreases in our markets, our business, prospects, financial condition and operating results could be harmed. The market for our products could be affected by numerous factors, such as:

●	perceptions about smart glass features, quality, safety, performance and cost;

●	competition, including from other types of smart glass or traditional glass;

●	the cost premium of smart glass in contrast to traditional glass;

●	government regulations and economic incentives;

●	reduced construction activity, including as a result of the short and long-term effect of COVID-19; and

●	concerns about our future viability.

Our new products and services may not be successful.

We announced our first smart glass product in 2020 and we anticipate launching additional products and services in the future. Existing and new products and services we may launch in the future may not be well received by our business customers, may not help us to generate new business customers, may adversely affect the attrition rate of existing business customers, may increase our business customer acquisition costs and may increase the costs to service our business customers. Any profits we may generate from these or other new products or services may be lower than profits generated from our other products and services and may not be sufficient for us to recoup our development or business customer acquisition costs incurred. New products and services may also have lower gross margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new products and services may require increased operational expenses or business customer acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if business customers experience service disruptions or failures or other quality issues. To the extent our new products and services are not successful, it could have a material adverse effect on our business, financial condition, cash flows or results of operations.

If we are unable to establish and maintain confidence in our long-term business prospects among business customers, analysts and within our industries, then our financial condition, operating results, and business prospects may suffer materially.

Business customers may be less likely to purchase our products if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that its business will succeed. Accordingly, in order to build and maintain its business, we must maintain confidence among business customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be complicated by certain factors, such as our limited operating history, negative press, business customer unfamiliarity with our products, any delays in scaling manufacturing, delivery and service operations to meet demand, competition and uncertainty regarding the future of smart glass or our other products and services, our quarterly production and sales performance compared with market expectations, and any other negative publicity related to us. Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, such as speculation regarding the sufficiency or stability of our management team, could harm our business and make it more difficult to raise additional funds if needed.

Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

Our projected financial and operating information reflect current estimates of future performance. Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecasts depends on a number of factors, many of which are outside our control, including, but not limited to:

●	market acceptance of our products;

●	success and timing of development activity;

●	competition, including from established and future competitors;

●	our ability to manage our growth;

●	our ability to satisfy the manufacturing and production demands associated with customer orders;

●	whether we can manage relationships with key suppliers;

●	our ability to retain existing key management, integrate recent hires and attract, retain and motivate qualified personnel; and

●	the overall strength and stability of domestic and international economies.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, results of operations and financial results.

Disruption of supply or shortage of materials, in particular for glass, could harm our business.

Our business is dependent on the continued supply of certain materials, including glass, acrylic, as well as other chemicals such as indium tin oxide, certain pigments and polyethylene for use in our products, and we may experience a sustained interruption in the supply or shortage of such materials. Any such supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. The available supply may be unstable, depending on market conditions and global demand for these materials and could adversely affect our business and operating results.

Increases in cost of materials could harm our business.

Certain materials necessary to produce our products, including glass, acrylic, as well as other chemicals such as indium tin oxide, certain pigments and polyethylene, are sourced from a limited number of suppliers. Any disruption in the supply of materials from such suppliers could disrupt production of our products until such time as a different supplier is fully qualified. As a result, we may experience an increase in costs or inability to meet customer demand. Furthermore, shortages or increased demand of such materials and other economic conditions may cause us to experience significant increases in freight charges and the cost of materials. Substantial increases in the prices for our materials or prices charged to us would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased product prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of product orders and reservations and therefore materially and adversely affect our brand, image, business, prospects and operating results.

We may be unable to meet our growing production demand, product sales, delivery plans and servicing needs, or accurately project and manage this growth nationwide or internationally, which could harm our business and prospects.

In the past, we’ve experienced, and we may experience in the future, delays or other complications in the design, manufacture, launch, and production ramp of our products, including DynamicTintTM or may not realize our manufacturing cost targets, which could harm our brand, business, prospects, financial condition and operating results. Our manufacturing facility may require significant cash investments and management resources for these plans, and we may not meet our expectations with respect to additional sales of our products. In addition, we’ve introduced in the past, and we may introduce in the future, new manufacturing technologies, techniques and processes. There is no guarantee that we will be able to successfully and timely introduce and scale any such new processes or features.

Our production plans for our products are based on many key assumptions, including:

●	Ability to utilize manufacturing capacity to achieve the planned production yield. We assume that we will be able to sustain and further expand our high-volume production and our products at our Corvallis facility, including with the introduction of new product features, without exceeding our projected costs and on our projected timeline; and

●	Suppliers’ ability to support our needs. We assume that we will be able to maintain suppliers for the necessary components on terms and conditions that are acceptable to us and that we will be able to obtain high-quality components on a timely basis and in the necessary quantities to support high-volume production.

If one or both of the foregoing assumptions turns out to be incorrect, our ability to meet our projections, including for production, on time and at volumes and prices that are profitable, the demand for and deliveries of our products, as well as our business, prospects, operating results and financial condition, may be materially and adversely impacted.

Concurrent with developing, launching and ramping our products, our success will depend on our ability to continue to significantly increase our sales, deliveries, and servicing, while allocating our available resources among multiple products simultaneously. Although we have a plan for selling and delivering increased volumes of our products, we have limited experience developing, manufacturing, selling, servicing and allocating our available resources at the scale to which we expect to grow. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.

We continuously evaluate, and as appropriate evolve, our operations and product offerings in order to maximize our reach and optimize our costs. However, there is no guarantee that each step in our evolving strategy will be perceived as intended by developers, tenants, and the construction industry. Likewise, as we develop and grow our products and services in North America, and possibly worldwide, our success will depend on our ability to correctly forecast demand in different markets.

We may also face difficulties meeting our sales and delivery goals in both existing markets as well as new markets into which we expand. There is no assurance that we will be able to ramp our business to meet our sales and delivery targets in North America or even globally, or that our projections on which such targets are based will prove accurate. This ongoing expansion in North America and potentially internationally, which includes planned entry into markets in which we have limited or no experience selling, delivering, and servicing our products at scale, and which may pose legal, regulatory, labor, cultural and political challenges that we have not previously encountered, may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Moreover, we may not be successful in managing our national and future international operations if we are unable to avoid cost overruns and other unexpected operating costs, adapt our products and conduct our operations to meet local requirements and regulations, implement required local infrastructure, systems and processes, and find and hire as needed additional sales, service, construction and administrative personnel. If we fail to manage our growth effectively, it could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We rely heavily on complex machinery for our operations and the production of our products that suffers unexpected malfunctions from time to time and requires repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our production equipment may significantly affect intended operational efficiency. In addition, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary machinery components in a timely manner and at prices and volumes acceptable to us, which could have a material adverse effect on our operational performance, cash flows, financial condition or prospects.

If our products fail to perform as expected, our ability to develop, market and sell our products and services could be harmed.

If our products contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of our products take longer than expected to become enabled or are legally restricted, our ability to develop, sell, and service our products could be harmed. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our business customers. While we perform extensive internal testing on the products we manufacture, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our products. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to business customers.

Our inability to provide products or services in a timely manner, legal restrictions on product features, or defects in our products or services, including products and services of third parties that we incorporate into our offerings, could adversely affect our reputation, result in delivery delays, product recalls, product liability claims, and significant warranty and other expenses, and subject us to claims or litigation. In addition, our inability to meet business customers’ expectations with respect to our products or services could increase attrition rates or affect our ability to generate new business customers and thereby have a material adverse effect on our business, financial condition, cash flow or results of operations.

We may choose to or be compelled to undertake product recalls or take other similar actions, which could adversely affect our brand image and financial performance.

Any product recall with respect to our products may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our products prove to be defective or noncompliant with applicable laws and regulations. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could involve significant expense and could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

We must successfully maintain and upgrade our information technology systems.

We rely on various information technology systems to manage our operations, including general, non-proprietary information technology systems in our facility and proprietary information technology systems in our products. As necessary, we implement modifications and upgrades to these systems, and replace certain of our legacy systems with successor systems with new functionality.

The technology and capital equipment we employ may become old or obsolete, which could require significant capital expenditures for upkeep and upgrade over time. Our products and services interact with the hardware and software technology of systems and devices located at our business customers’ property. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, business customer preferences, industry standards or inability to secure necessary intellectual property licenses, which could require significant capital expenditures. Our inability to adapt to changing technologies, market conditions or subscriber preferences in a timely manner could have a material adverse effect on our business, financial condition, cash flows or results of operations.

There are inherent costs and risks associated with modifying or changing these systems and implementing new systems, including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. While management seeks to identify and remediate issues, we can provide no assurance that our identification and remediation efforts will be successful or that we will not encounter additional issues as we complete the implementation of these and other systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new information technology systems may also cause disruptions in our business operations and have an adverse effect on our business, cash flows and operations.

We rely on certain third-party providers of licensed software and services integral to the operations of our business.

Certain aspects of the operation of our business may depend on third-party software and service providers. With regard to licensed software technology, we may become dependent upon the ability of third parties to maintain, enhance or develop their software and services on a timely and cost-effective basis, to meet industry technological standards and innovations to deliver software and services that are free of defects or security vulnerabilities, and to ensure their software and services are free from disruptions or interruptions. Further, these third-party services and software licenses may not always be available to us on commercially reasonable terms or at all.

If the third-party software or services become obsolete, fail to function properly, are incompatible with future versions of our products or services, or are defective or otherwise fail to address our needs, there is no assurance that we would be able to replace the functionality provided by any future third-party software or services with software or services from alternative providers. Any of these factors could have a material adverse effect on our financial condition, cash flows or results of operations.

Any unauthorized control or manipulation of our products’ systems could result in loss of confidence in us and our products and harm our business.

Our products contain complex information technology systems. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our products and our systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, products and systems to gain control of, or to change, our products’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by our products. We encourage reporting of potential vulnerabilities in the security of our products via our security vulnerability reporting policy, and we aim to remedy any reported and verified vulnerability. However, there can be no assurance that vulnerabilities will not be exploited in the future before they can be identified, or that our remediation efforts are or will be successful.

Any unauthorized access to or control of our products or their systems or any loss of data could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our products, their systems or data, as well as other factors that may result in the perception that our products, their systems or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.

If our security controls are breached or unauthorized or inadvertent access to business customers’ information or other data are otherwise obtained, our services may be perceived as insecure, we may lose existing business customers or fail to attract new business customers, our business may be harmed, and we may incur significant liabilities.

Our future products may involve the collection, storage, transmission and processing of personal, payment, credit and other confidential and private information of our business customers, and may in certain cases permit access to our business customers’ property or help secure them. Such future products that may present privacy and data risks may be subject to privacy and data protection laws and regulations. We also maintain and process other confidential and proprietary information in our business, including our employees’ and contractors’ personal information and confidential business information. We rely on proprietary and commercially available systems, software, tools and monitoring to protect against unauthorized use or access of the information we process and maintain. Our services and the networks and information systems we utilize in our business are at risk for breaches as a result of third-party action, employee, vendor or partner error, malfeasance, or other factors. For example, we may experience instances of our employees, contractors and other third parties improperly accessing our and/or our business customers’ systems and information in violation of our internal policies and procedures.

Criminals and other nefarious actors may use increasingly sophisticated methods, including cyberattacks, phishing, social engineering and other illicit acts to capture, access or alter various types of information, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. Unauthorized intrusion into the portions of our systems and networks and data storage devices that process and store business customers’ confidential and private information, the loss of such information or the deployment of malware or other harmful code to our services or our networks or systems may result in negative consequences, including the actual or alleged malfunction of our products or services. In addition, third parties, including our partners and vendors, could also be sources of security risks to us in the event of a failure of their own security systems and infrastructure. The threats we face continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals. There can be no assurances that our defensive measures will prevent cyber-attacks or that we will discover network or system intrusions or other breaches on a timely basis or at all. We cannot be certain that we will not suffer a compromise or breach of the technology protecting the systems or networks that house or access our products and services or on which our or our partners or vendors process or store personal information or other sensitive information or data, or that any such incident will not be believed or reported to have occurred. Any such actual or perceived compromises or breaches to systems, or unauthorized access to, or acquisition or loss of, data, whether suffered by us, our partners or vendors or other third parties, whether as a result of employee error or malfeasance or otherwise, could harm our business. They could, for example, cause interruptions in operations, loss of data, loss of confidence in our services and products and damage to our reputation and could limit the adoption of our services and products. They could also subject us to costs, regulatory investigations and orders, litigation, contract damages, indemnity demands and other liabilities and materially and adversely affect our business customer base, sales, revenue, and profits. Any of these could, in turn, have a material adverse impact on our business, financial condition, cash flows or results of operations.

Further, if a high profile security breach occurs with respect to another provider of smart glass, our existing and potential business customers may lose trust in the security of our services or in smart glass generally, which could adversely impact our ability to retain existing business customers or attract new ones. Even in the absence of any security breach, business customers’ concerns about security, privacy or data protection may deter them from using our service. Our insurance policies covering errors and omissions and certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Our products and our website, systems, and data we maintain may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.

We may face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, an increased level of sophistication, and an increased level of expertise of hackers, new discoveries in the field of cryptography or others can result in a compromise or breach of the systems used in its business or of security measures used in our business to protect confidential information, personal information, and other data.

The availability and effectiveness of our products, and our ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We anticipate using outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as us. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service.

Our products and services are subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm its business and operating results.

Smart glass is subject to substantial regulation under international, federal, state, and local laws. We incur significant costs in complying with these regulations and may be required to incur additional costs to comply with any changes to such regulations, and any failures to comply could result in significant expenses, delays, or fines. We may become subject to laws and regulations applicable to the supply, manufacture, import, sale and service of smart glass internationally. For example, in countries outside of the U.S., we may be required to meet standards relating to safety that are often materially different from requirements in the U.S., thus resulting in additional investment into the products and systems to ensure regulatory compliance in those countries. This process may include official review and certification of our products by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements.

We are subject to various government regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facility.

As a manufacturing company, including with respect to its facility in Corvallis, Oregon, we are and will be subject to complex environmental, manufacturing, health and safety laws and regulations, including laws relating to the use, handling, storage, recycling, disposal and human exposure to hazardous materials. The costs of compliance, including remediating contamination if any is found on our properties and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with its manufacturing facility, which would hinder our operation of this and future facilities. Such costs and delays may adversely impact our business prospects and operating results. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations. We may also be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions, and similar laws. Non-compliance with such laws can subject us to administrative, civil, and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

There may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. The laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles that may interfere with our ability to commercialize our products could have a negative and material impact on our business, prospects, financial condition, and results of operations.

Many of our products must comply with local building codes and ordinances, and failure of our products to comply with such codes and ordinances may have an adverse effect on its business.

Many of our products must comply with local building codes and ordinances. Building codes may also affect the products our customers are allowed to use, and, consequently, changes in building codes may also affect the sale of our products. These codes and ordinances are subject to future government review and interpretation. If our products fail to comply with such local building codes or ordinances, our ability to market and sell such products would be impaired. Also, should these codes and ordinances be amended or expanded, or should new laws and regulations be enacted, we could incur additional costs or become subject to requirements or restrictions that require us to modify our products or adversely affect our ability to market and sell our products. If our products do not adequately or quickly adapt to building standards, we may lose market share to competitors, which would adversely affect our business, results of operation, financial condition, and cash flows. Furthermore, failure of our products to comply with such codes or ordinances could subject it to negative publicity or damage its reputation.

Compliance with the regulations of the U.S. Occupational Safety and Health Administration (“OSHA”) can be costly, and non-compliance with such requirements may result in potentially significant monetary penalties, operational delays, negative publicity and adverse effect on our financial condition.

Our operations are subject to regulation under OSHA and other state and local laws and regulations. OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the applicable regulatory authorities and various recordkeeping, disclosure and procedural requirements. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

We have incurred, and we will continue to incur, capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state, local and foreign laws and regulations. While we have invested, and we will continue to invest, substantial resources in worker health and safety programs, there can be no assurance that we will avoid significant liability exposure. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to substantially deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, business customers could cancel existing contracts and not award future business to us, which could materially adversely affect our liquidity, cash flows and results of operations.

We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

Our business is subject to a variety of employment laws and regulations and may become subject to additional requirements in the future. Although we believe we are in material compliance with applicable employment laws and regulations, in the event of a change in requirements, we may be required to modify our operations or to utilize resources to maintain compliance with such laws and regulations. Moreover, we may be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour disputes, labor standards or healthcare and benefit issues. Our failure to comply with applicable employment laws and regulations and related legal actions against us may affect our ability to compete or have a material adverse effect on our business, financial condition, cash flows or results of operations.

We may fail to obtain or maintain necessary licenses or otherwise fail to comply with applicable laws and regulations.

Our business focuses on contracts and transactions with business customers and therefore is subject to a variety of laws, regulations and licensing requirements that govern our interactions with business customers, including those pertaining to privacy and data security, business customer financial transactions and warranties. Our business may become subject to additional such requirements in the future. In certain jurisdictions, we are also required to obtain licenses or permits to comply with standards governing marketing and sales efforts, servicing of business customers, monitoring station employee selection and training and to meet certain standards in the conduct of our business. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. We strive to comply with all applicable laws and regulations relating to our interactions with business customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. Delays in obtaining, or failing to obtain, approvals or rights, such as permitting, interconnection, or land usage approvals or rights, could affect our business customers’ builds. We may incur significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with business customers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations. If we expand the scope of our products or services or our operations in new markets, we may be required to obtain additional licenses and otherwise maintain compliance with additional laws, regulations or licensing requirements.

Changes in these laws or regulations or their interpretation, as well as new laws, regulations or licensing requirements which may be enacted, could dramatically affect how we do business, acquire business customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. In addition, federal, state and local governmental authorities have considered, and may in the future consider, implementing consumer protection rules and regulations, which could impose significant constraints on our sales channels.

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect its business, results of operation and reputation.

We are subject to federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. Our suppliers are also subject to federal, state and local environmental laws and regulations, and their use of hazardous materials may adversely impact their operations and the availability of raw materials. While we adapt our manufacturing and distribution processes to the environmental control standards of regulatory authorities, we cannot completely eliminate the risk of accidental contamination or injury from hazardous or regulated materials, including injury of its employees, individuals who handle its products, or others who claim to have been exposed to our products, nor can we completely eliminate the unanticipated interruption or suspension of operations at its facilities due to such events. We may be held liable for significant damages or fines in the event of contamination or injury, and such assessed damages or fines could have an adverse effect on its financial performance and results of operations.

There are capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials. Non-compliance with such regulations may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact the company brand, finances, or ability to operate.

Our insurance strategy may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

We are subject to all of the ordinary course operating hazards and risks that may come with the provision of our products and services and business operations. In addition to contractual provisions limiting our liability to business customers and third parties, we maintain insurance policies in such amounts and with such coverage and deductibles as required by law and that we believe are reasonable and prudent. Nevertheless, such insurance may not be adequate to protect us from all the liabilities and expenses that may arise from claims for personal injury, death or property damage arising in the ordinary course of our business and current levels of insurance may not be able to be maintained or be available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, then we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition, cash flows or results of operations. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on our products, our business, prospects, financial condition and operating results could be materially and adversely affected. We evaluate warranty reserves on an ongoing basis and record liabilities for matters in which losses are probable and the amount of loss can be reasonably estimated.

Our business may be adversely affected by any disruptions caused by union activities.

Although our employees are currently not unionized and we have not experienced any work stoppages since our inception, it is not uncommon for employees at manufacturing companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Although we work diligently to provide the best possible work environment for our employees, our employees may decide to join or seek recognition to form a labor union in the future, or we may be required to become a union signatory. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, operating results or financial condition.

Adverse developments in the credit markets may impair our ability to secure debt financing.

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. The United States and global economies suffered dramatic downturns as a result of COVID-19, a deterioration in the credit markets and related financial crisis, as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. If these conditions recur or persist, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

COVID-19 has, and until fully resolved could again, result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. The duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and us.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Loss of a major customer could result in a decrease in our future sales and earnings.

We anticipate that a limited number of customers in any given period may account for a substantial portion of our total net revenue for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of a major customer, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of our future sales and earnings.

If we are unable to achieve our targeted manufacturing costs for our products, our financial condition and operating results will suffer.

While we are continuing to and expect in the future to realize cost reductions by both us and our suppliers, including through increased production, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals, or our other financial targets. We incur significant costs related to procuring the materials required to manufacture our products and compensating our personnel. If our efforts to continue to decrease manufacturing costs are not successful, we may incur substantial costs or cost overruns in utilizing and increasing the production capability of our manufacturing facility. Many of the factors that impact our manufacturing costs are beyond our control, such as potential increases in the costs of our materials and components. If we are unable to continue to control and reduce our manufacturing costs, our operating results, business and prospects will be harmed.

We are exposed to fluctuations in currency exchange rates, which could affect our financial results.

Foreign exchange rates are influenced by many factors outside of our control, including but not limited to: changing supply and demand for a particular currency, monetary policies of governments (including exchange-control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or an investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions and currency devaluations and revaluations. The resulting fluctuations in the exchange rates for the other currencies could have an adverse effect on our financial condition and results of operations.

We are subject to collection risks.

We may face normal collection risks with business customers and suppliers. If we fail to collect from our business customers, our business and operating results could be adversely affected.

Future transactions could pose risks.

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional business opportunities and may decide to eliminate or acquire certain businesses, products or services. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (i) availability of financing; (ii) difficulties related to integrating previously separate businesses into a single unit, including product and service offerings, distribution and operational capabilities and business cultures; (iii) general business disruption; (iv) managing the integration process; (v) diversion of management’s attention from day-to-day operations, (vi) assumption of costs and liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; (vii) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; (viii) potentially substantial costs and expenses associated with acquisitions and dispositions; (ix) failure to retain and motivate key employees; and (x) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business. Any or all of these risks and uncertainties, individually or collectively, could have material adverse effect on our business, financial condition, cash flow or results of operations. We can offer no assurance that any such strategic opportunities will prove to be successful. Among other negative effects, our pursuit of such opportunities could cause our cost of investment in new business customers to grow at a faster rate than our recurring revenue and fees collected at the time of sale. Additionally, any new product or service offerings could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital.

Risks Related to our Common Stock

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on the Nasdaq Capital Market (the “Exchange”) or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent you from being able to sell your shares at or above the price you paid for your shares, if at all. In addition, following periods of volatility in the market price of a company’s shares, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

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

In addition, as of March 31, 2021, there were outstanding warrants to purchase an aggregate of 3,883,083 shares of our common stock at a weighted-average exercise price of $2.49 per share, all of which were exercisable as of such date. As of March 31, 2021, we also had outstanding options to purchase 10,861,940 shares of our common stock, all of which have vested, with strike prices ranging from $0.15 per share to $5.49 per share. The exercise of options or warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with acquisitions or in connection with other financing efforts. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder.

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

As a newly Nasdaq-listed company, we will incur material increased costs and become subject to additional regulations and requirements.

As a newly Exchange-listed public company, we will incur material additional legal, accounting and other expenses including recruiting and retaining qualified independent directors, payment of annual Exchange fees, and satisfying Exchange standards for companies listed with it. Because our common stock is listed on the Exchange, we must meet certain financial and liquidity criteria to maintain such listing. If we violate Exchange listing requirements, our common stock may be delisted. If we fail to meet any of the Exchange’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the Exchange may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

We do not anticipate paying any dividends on our common stock for the foreseeable future.

We have not paid any dividends on our common stock to date, and we do not anticipate paying any such dividends in the foreseeable future. We anticipate that any earnings experienced by us will be retained to finance the implementation of our operational business plan and expected future growth.

If we fail to develop and maintain proper and effective internal control over financial reporting, our ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired.

As a public company, we have significant requirements for enhanced financial reporting and internal control over financial reporting. The process of designing and implementing effective internal control over financial reporting is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain internal control over financial reporting that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal control over financial reporting, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements, increase compliance costs, negatively impact share trading prices, and otherwise harm its results of operations. In addition, we will be required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on our assessment of the effectiveness of our internal control over financial reporting in the second annual report following the completion of our offering completed in January 2021 and uplisting to the Exchange.

This assessment will need to include disclosure of any material weaknesses identified in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining our internal control over financial reporting may divert our management’s attention from other matters that are important to its business.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.

We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are able to avail itself of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock in the future.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of our fiscal year in which we total annual gross revenue of at least $1.07 billion; (ii) the last day of our first fiscal year following the fifth anniversary of our initial public offering; (iii) the date on which we have issued more than $1 billion in non-convertible debt securities during the previous three years; or (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	not being required to comply with the auditor attestation requirements of Section 404;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	providing only two years of audited financial statements in addition to any required unaudited interim financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure for certain filings;

●	reduced disclosure obligations regarding executive compensation; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholders approval of any golden parachute payments not previously approved.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early. Changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as a “smaller reporting company” or an “emerging growth company,” we may elect not to provide stockholders or investors with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company.

We are a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue are more than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700.0 million measured on the last business day of our second fiscal quarter.

We may choose to take advantage of some, but not all, of the available exemptions as an emerging growth company and a smaller reporting company. We will take advantage of reduced reporting burdens. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of its internal control over financial reporting. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed.

We are an emerging growth company, and thus we are exempt from the auditor attestation requirement of Section 404(b) of Sarbanes-Oxley until such time as we no longer qualify as an emerging growth company. Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial internal control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements.

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

On March 4, 2021, the Company entered into a lease agreement with Hudson 11601 Wilshire, LLC, to lease 3,500 square feet of office space located in Los Angeles, California. The lease term is 39 months and expires on June 30, 2024. The monthly lease expense is as follows:

●	Months 1-12	-	$18,375.00

●	Months 13-24	-	$19,018.13

●	Months 25-36	-	$19,683.76

●	Months 37-39	-	$20,372.69

The Company paid a security deposit totaling $20,373 at lease inception date.

On May 4, 2021, we entered into a lease agreement with HP Inc. to lease office and lab space located in Corvallis, Oregon. The lease term is 5 years and the lease commencement date is April 1, 2021. The monthly lease expense is $7,388 and increases by 3% on each anniversary of the lease commencement date. We will pay a security deposit totaling $8,315. We have the option to extend the lease for an additional 5 years.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the Nasdaq Capital Market on January 26, 2021 under the symbol “CRKN.” On June 9, 2020, our common stock began trading on the Over the Counter QB (“OTCQB”) under the symbol “CRKN”. Prior to that time, there was no public market for our common stock.

Our preferred stock is not listed nor traded on any stock exchange.

Holders of Record

We are authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock. As of March 31, 2021, there were 14,856,480 shares of common stock issued and outstanding and 92 shareholders of record. The number of record holders does not include persons who held shares of our common stock in “street name” accounts through brokers, banks and other financial institutions. As of March 31, 2021, there were 251 shares of our Series A Preferred Stock issued and outstanding, 1,443 shares of our Series B Preferred Stock issued and outstanding and 500,756 shares of our Series C Preferred Stock issued and outstanding, with one shareholder of record of each such series of our preferred stock.

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

Management’s plans and basis of presentation:

The Company was incorporated in the State of Delaware on April 20, 2015. Effective January 14, 2016, the Company’s name was changed to 3D Nanocolor Corp. (“3D Nanocolor”) from 2D Nanocolor Corp. Subsequently, effective October 6, 2017, the Company’s name was changed to Crown Electrokinetics Corp. from 3D Nanocolor Corp.

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

On January 26, 2021, the Company entered into an underwriting agreement relating to the Company’s public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 4,150,000 shares of its common stock to the underwriters, at a purchase price per share of $4.14 (the offering price to the public of $4.50 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-1 (File No. 333-249833), as amended, under the Securities Act of 1933, as amended, and the related registration statement on Form S-1 (File No. 333-252418) that was filed by the Company under Rule 462(b) under the Securities Act. The Company has also granted the underwriters a 30-day option to purchase up to 622,500 additional shares of common stock to cover over-allotments. On January 28, 2021, the Company received net proceeds from its public offering of approximately $19.3 million, net of underwriter fees and commissions of approximately $1.7 million, and offering costs of $0.4 million.

Additionally, there were 251 shares of our Series A Preferred Stock issued and outstanding, 1,443 shares of our Series B Preferred Stock issued and 500,756 shares of our Series C Preferred Stock issued, with one shareholder of record of each such series of our preferred stock.

Crown’s Research & Development Operation currently occupies 1,700 square feet of space, located on the HP Inc. campus in Corvallis, Oregon in the Advanced Technology and Manufacturing Institute (ATAMI). ATAMI is an academic-industrial research center and business incubator designed to provide an advanced materials development environment to private sector partner tenants performing research and development. The facility includes access to shared state-of-the-art tooling capabilities. ATAMI has grown to 80,000 square feet since its inception in 2004.

On March 4, 2021, the Company entered into a standard office lease with Hudson 11601 Wilshire, LLC, to lease 3,500 square feet of office space located at 11601 Wilshire Boulevard, Los Angeles, California 90025. The base monthly rent for the first year of the lease is $18,375 per month, which increases to $19,018.13 per month for the second year, $19,683.76 for the third year and $20,372.69 for the final three months of the lease. The lease expires on June 30, 2024. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate the expansion of our operations. This office space, along with ATAMI, offers Crown all the space requirements it needs for the foreseeable future.

On November 15, 2017, the Company entered into a license agreement with Glass Manufacturer. The Glass Manufacturer agreement provides that the Company will provide samples to be used by Glass Manufacturer for the sole purpose of determining the feasibility of integrating the Company’s film technology in Glass Manufacturer’s auto and train glass products. The Company began performing development activities in April of 2018. On February 1, 2019, the Company and Glass Manufacturer entered into a new license agreement, terminating the prior agreement, which was further extended on November 14, 2019. Under such new license agreement, the Company will provide samples to be used by Glass Manufacturer to evaluate the appearance of and measure optical properties of the Company’s film technology. At Glass Manufacturer’s option, the Company will provide additional samples to be used by Glass Manufacturer to measure the durability of such sample for the purpose of determining the feasibility of integrating the Company’s film technology in Glass Manufacturer’s auto and train glass products. The performance related to the new agreement is a continuation of the work being performed as of April 2018. On November 14, 2019, the Company entered into a new agreement with Glass Manufacturer, which terminates the February 1, 2019 agreement as of June 16, 2019, (the “Effective Date”) of the new agreement. Under the terms of the new agreement, Glass Manufacturer will pay the Company $0.1 million within 60 days of the Effective Date. On December 10, 2019, the Company received the $0.1 million payment from Glass Manufacturer and the Company delivered three pieces of updated samples to Glass Manufacturer on September 28, 2020.

On August 23, 2017, the Company entered into a collaborative agreement with Film Manufacturer. The Film Manufacturer agreement provides that the Company and Film Manufacturer will jointly develop electrokinetic films and determine their suitability for commercial use in applied films and interlayers for automobile windows. The Company and Film Manufacturer will be exchanging IP for the development of the films. The Company began performing development activities in April of 2018.

Results of Operations for the years ended March 31, 2021 and 2020

	Years Ended March 31,
	2021	2020
Revenue	$-	$100,000
Cost of revenue	-	(620,000)
Research and development	(3,539,857)	(1,826,140)
Selling, general and administrative	(15,812,365)	(5,491,769)
Other expense	(21,402,903)	(1,765,962)
Net Loss	$(40,755,125)	$(9,603,871)

Revenue

The Company did not recognize revenue for the year ended March 31, 2021 and recognized $0.1 million of revenue for the year ended March 31, 2020. The revenue recognized during the year ended March 31, 2020 was related to our new agreement with Glass Manufacturer and represents the cash received for our continuing development activities. We are not able to estimate the total amount of development service under an efforts-based perspective and, therefore, the amount of performance that will be required in our contracts cannot be reliably estimated under the proportional performance revenue recognition model. Accordingly, we recognize revenue up to the amount of costs incurred.

Cost of Revenue

There was no cost of revenue recognized during the year ended March 31, 2021. The cost of revenue for the year ended March 31, 2020, was $0.6 million and consists of approximately $0.5 million related to the costs incurred with respect to our contract with Film Manufacturer and approximately $0.1 million with respect to our contract with Glass Manufacturer.

Research and Development (including licenses acquired)

Research and development expenses were $3.5 million for the year ended March 31, 2021 compared to $1.8 million for the year ended March 31, 2020. The increase of $1.7 million is primarily related to increased stock-based compensation expenses of approximately $1.8 million recognized for stock options granted to our employees and officers, offset by lower stock-based compensation expenses of approximately $0.7 million related to canceled shares of restricted stock in December 2020 which were exchange for stock options, increased payroll and related expenses of approximately $0.3 million for new hires, and increased costs of approximately $0.1 million for the purchase of lab supplies used in our development activities.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $15.8 million and $5.5 million for the years ended March 31, 2021 and 2020, respectively. The $10.3 million increase in SG&A expenses is primarily due to increased stock-based compensation expense of approximately $8.7 million. The increase in stock-based compensation consisted primarily of $0.8 million related to 1.1 million restricted stock units granted to the Company’s chief executive officer in connection with the Company’s public offering in January 2021, $4.8 million related to stock options granted to officers and employees of the Company, and increased stock-based compensation expense of approximately $3.1 million related to our restricted stock, primarily comprised of $3.6 million of stock-based compensation recognized for 1.6 million shares of restricted stock issued to our chief executive officer, offset by $0.7 million of lower stock-based compensation due to shares of restricted stock exchanged for stock options in December 2020, increased payroll and related expenses of approximately $1.0 million for the Company’s officers and new hires, increased legal and professional fees of approximately $0.4 million and increased insurance expenses of $0.2 million.

Other Income (Expense)

Other expense was $21.4 million for the year ended March 31, 2021 compared with other expense of $1.8 million for the year ended March 31, 2020. The $19.6 million increase is primarily due to increases to loss on extinguishment of debt of approximately $14.0 million, primarily related to our note exchange agreements entered into during the fiscal quarter ended March 31, 2021, increased interest expense of $1.7 million related to our convertible notes, loss on exchange of our convertible notes for common stock and warrants of $1.5 million and the change in fair value of our warrant liability of $2.4 million.

Liquidity

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the financial statements, the Company had an accumulated deficit of approximately $57.2 million at March 31, 2021, a net loss of approximately $40.8 million, and approximately $6.6 million of net cash used in operating activities for the year ended March 31, 2021. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

Although it is difficult to predict the Company’s liquidity requirements as of March 31, 2021, based upon the Company’s current operating plan and completion of its public offering, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these financial statements.

Cash Flows

	Years Ended March 31,
	2021	2020
Cash and cash equivalents at the beginning of the year	$48,307	$99,447
Net cash used in operating activities	(6,584,383)	(1,044,278)
Net cash used in investing activities	(1,633,857)	(26,603)
Net cash provided by financing activities	23,466,857	1,019,741
Cash and cash equivalents at the end of the year	$15,296,924	$48,307

Operating Activities

For the year ended March 31, 2021, net cash used in operating activities was $6.6 million, which primarily consisted of our net loss of $40.8 million, adjusted for non-cash expenses of $35.5 million including, $14.4 million of stock-based compensation expenses, $14.3 million for the loss on extinguishment of debt, $2.7 million of amortization related to the debt discount recognized for our convertible notes payable, $1.5 million recognized for the loss on exchange of our convertible notes for common stock and warrants, $2.4 million for the change in fair value of our warrant liability and $0.2 million of other expenses. The net change in operating assets and liabilities was $1.3 million and was primarily due to decreases in accounts payable and accrued expenses totaling $1.4 million, offset by a $0.4 million increase in accrued interest related to our convertible notes and a $0.4 million increase to prepaid expenses and other current assets.

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

Investing Activities

For the year ended March 31, 2021, net cash used in investing activities was approximately $1.6 million. The net cash used is primarily related to the purchases of the HP patents and related license fees of $1.5 million, and the purchase of lab equipment totaling $0.1 million.

For the year ended March 31, 2020, net cash used in investing activities was approximately $27,000, related to the purchase of computer equipment and computer software.

Financing Activities

For the year ended March 31, 2021, net cash provided by financing activities was $23.5 million. The net cash provided is primarily related to $20.9 million related to the net proceeds received from the issuance of the Company’s common stock and warrants, $2.7 million of proceeds received from the issuance of our senior secured convertible notes and the related stock warrants, $0.2 million received from the exercise of common stock warrants, and $0.4 million of proceeds received from our PPP loan, offset by $0.5 million for the repurchase of shares of our common stock and $0.2 million for the repayment of our senior secured promissory note.

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

We are not able to reasonably measure the outcome of our performance obligations that are satisfied over time because we are in the early stages of the contracts. Therefore, the amount of performance that will be required in our contracts cannot be reliably estimated and we recognize revenue up to the amount of costs incurred.

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

These assumptions are estimated as follows:

●	Expected Term. The expected term of options represents the period that our stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term. The simplified method was used because we do not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

●	Expected Volatility. We historically have lacked company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price.

●	Risk-Free Interest Rate. We base the risk-free interest rate on the implied yield available on U. S. Treasury zero-coupon issues with an equivalent remaining term.

●	Expected Dividend Yield. We have never declared or paid any cash dividends on our common shares and do not plan to pay cash dividends in the foreseeable future, and, therefore, we use an expected dividend yield of zero in our valuation models.

We account for forfeited awards as they occur.

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

With respect to the year ended March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

ITEM 9B. OTHER INFORMATION.

On June 16, 2021, we entered into an employment agreement with Doug Croxall, our Chief Executive Officer. Pursuant to the agreement, Mr. Croxall will serve as our Chief Executive Officer for a period of two years, which will automatically extend for successive 12 month periods unless terminated by either us or Mr. Croxall. Mr. Croxall will receive an annual base salary of $675,000. Mr. Croxall will also be entitled to an annual discretionary bonus based upon certain performance targets established by our Board of Directors, as well as annual awards under our long-term incentive plan, upon the terms and conditions established by our Board of Directors. Additionally, upon successfully securing funding of $15 million or more from the public offering of our common stock, Mr. Croxall is entitled to receive 1,061,905 restricted shares of our common stock and a one-time bonus of $400,000. The award of restricted stock as set forth above is subject to Mr. Croxall’s execution of a restricted stock agreement called for by the 2020 Long-Term Incentive Plan with one-time vesting of the shares to be 12 months from the effective date thereof, subject to the terms of the 2020 Long-Term Incentive Plan.

On June 21, 2021, we entered into an employment agreement with Joel Krutz to serve as our Chief Financial Officer, succeeding Phil Anderson. Pursuant to the agreement, Mr. Krutz will serve as our Chief Financial Officer for a period of two years, which will automatically extend for successive 12 month periods unless terminated by either us or Mr. Krutz. Mr. Krutz will receive an annual base salary of $360,000. Mr. Krutz will also be entitled to an annual discretionary bonus based upon certain performance targets established by our Board of Directors, as well as annual awards under our long-term incentive plan, upon the terms and conditions established by our Board of Directors. We have also agreed to award Mr. Krutz 400,000 restricted shares of our common stock and a relocation payment of $60,000. The award of restricted stock is subject to Mr. Krutz’s execution of a restricted stock agreement called for by the 2020 Long-Term Incentive Plan and will vest in equal monthly installments over a period of 36 months.

Mr. Anderson has decided to pursue new opportunities, but will remain a consultant for certain specific projects.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

Set forth below is information regarding our directors and executive officers as of the date of this annual report to the Form 10-K.

Name	Age	Title
Executive Officers
Douglas Croxall	52	Chairman & Chief Executive Officer
Tim Koch	61	Chief Technology Officer
Phil Anderson	56	Chief Financial Officer
Edward Kovalik	46	President and Chief Operating Officer and Director
Kaijiro Sato	36	Co-President and Chief Marketing Officer

Non-Employee Directors
Dr. DJ Nag	53	Director
John Marchese	69	Director
Christopher Smith	82	Director
Gary C. Hanna	63	Director
Gizman I. Abbas	48	Director

All directors serve for one year and until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers and directors.

Information concerning our executive officers and directors is set forth below.

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

Edward Kovalik has served as a member of our board of directors since December 2020. Since February 2021, Mr. Kovalik has been Crown’s President and Chief Operating Officer. Previously, Mr. Kovalik was the Chief Executive Officer of Unity National Financial Services, a minority owned boutique investment bank. He was also a co-Founder of Prairie Partners, a renewable energy investor in utility-scale solar and wind projects. Prior to Unity National, Mr. Kovalik was the co-Founder and, from April 2012 through October 2020, the Chief Executive Officer of KLR Group, a merchant bank focused on the Energy sector. Mr. Kovalik also served as the Chief Executive Officer of Seawolf and the President of KLR Energy Group, a special purpose acquisition company, both of which were portfolio companies of KRL. His expertise includes private and public offerings of debt and equity, M&A, and fund management. While at KLR, Mr. Kovalik led the creation of Rosehill Resources an independent Oil & Gas Company created through a merger of KLR’s SPAC with Tema Oil & Gas. Mr. Kovalik also led the creation of Seawolf Water, a premier provider of water solutions to the Oil & Gas industry, for which he also served as CEO. Prior to KLR, Mr. Kovalik served as the Head of Capital Markets at Rodman & Renshaw, the highest ranked PIPEs practice in the US from 2005-2011. He has served on multiple private and public boards of directors and is a member of NACD, the National Association of Corporate Directors.

We believe that Mr. Kovalik should continue to serve as a member of our board of directors due to his executive experience, and his financial, investment, and management experience, which will provide the requisite qualifications, skills, perspectives, and experience that make him well qualified.

Kaijiro Sato has served as our Co-President and Chief Marketing Officer since February 2021. Mr. Sato is the founder of Kaizen Reserve, Inc., a venture capital advisory firm for corporations and family offices, helping align their existing assets with synergistic startups. He is also an investment fund advisor and former entrepreneur-in-residence to Hatch, a global startup accelerator focused on helping feed the world through sustainable aquaculture technologies. Previously, he was the chief innovation officer of Rubicon Resources. Prior to that, he spent several years as a co-founder and board member of FieldLevel. He has been a contributor to publications like Inc., Entrepreneur, and Huffpost. He has also spoken at an array of industry conferences, including SXSW. Kai is an independent board member of SportTechie, advises a range of startups, and serves as a mentor to various accelerators, including Techstars. He lives with his wife in Los Angeles, where they support scholarship programs dedicated to empowering disadvantaged youth through education. He was a Presidential Scholar at the University of Southern California, graduating from its Marshall School of Business.

Non-Employee Directors

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

John Marchese has been a member of our board of directors since December 2020. In June 2000, he founded Marchese Associates, a branding and integrated marketing consultancy located in Jacksonville Beach, Florida. He has served as the firm’s president and managing partner since its founding. With over 35 years of marketing and brand consulting experience, Mr. Marchese has worked with C-level executives of Fortune 500 companies to solve highly-complex business and portfolio marketing problems. Areas of B2B, B2C and D2C experience include enterprise technologies and software, consumer products, financial services, pharmaceuticals, automotive, retail, and digital services.

Prior to Marchese Associates, Mr. Marchese served concurrently as President of the Americas for Bates Worldwide (an advertising agency), and CEO of the America’s for 141 Worldwide (an integrated marketing company) within Cordiant Communications Group plc. Prior to Cordiant, he was President of Omnicom Group’s Alcone Marketing Group, an integrated marketing agency, and managing director of Wieden + Kennedy Advertising. Mr. Marchese holds a Bachelor of Arts degree from Fordham University, and has been an active participant in the Harvard Business School’s Executive Training Program.

We believe that Mr. Marchese should continue to serve as a member of our board of directors due to his executive and marketing experience.

Christopher Smith has been a member of our board of directors since December 2020. Over the past five years, Mr. Smith has practiced corporate and personal law for a number of private individuals, family offices and corporations, in addition to serving as the Managing Principal of his legal and financial advisory firm, Alexander Smith & Company, Inc. From 2018 through June 2020, Mr. Smith served as Director, Chairman of the Audit Committee and General Counsel of First Coast Security, a national provider of security services to data centers and corporate installations, and as Manager of Mistral America’s LLC, a privately held real estate investment firm. Since July 2019, Mr. Smith has been Lead Director, Chairman of the Governance Committee and member of the Audit Committee for Kubient, Inc. (NASDAQ: KBNT), an advertising technology company. He has also served as either Director, Executive Chairman, Chief Executive Officer, General Counsel or Chief Financial Officer of Oneida, Ltd., Sylvania International, Cadence International, Atkins Nutritionals, Puma (USA), Barnes Engineering, London Fog, Escada AG and the Bronx Zoo. When previously serving as a Board member, Mr. Smith has chaired both Audit and Governance committees. Mr. Smith is a graduate of Williams College and the Yale Law School. He is admitted to the bar in New York, Connecticut and the District of Columbia and continues to be active in the practice of law.

We believe that Mr. Smith should continue to serve as a member of our board of directors due to his executive, legal and directorial experience.

Gary C. Hanna has been a member of our board of directors since March 2021. Mr. Hanna served as the Chairman and Interim Chief Executive Officer of Rosehill Resources (NASDAQ: ROSE), a business combination between KLR Energy (NASDAQ: KLRE) (“KLR”) and TEMA Oil & Gas, from 2017 to 2020. From 2015 to 2017, Mr. Hanna was the Chairman, President and Chief Executive Officer of KLR. From 2009 until its sale in June 2014, Mr. Hanna was the Chairman, President and Chief Executive Officer of EPL Oil and Gas, Inc. (NYSE: EPL), a publicly-traded company that was acquired by Energy XXI for $2.3 Billion. Mr. Hanna has 40 years of management and board of director experience in the energy and service sectors, with a primary focus in the Permian, Mid-Continent and GOM regions, with additional experience internationally in Southeast Asia, Mexico and Barbados. Mr. Hanna received a Bachelor’s of Business Administration Degree from the University of Oklahoma.

We believe that Mr. Hanna should continue to serve as a member of our board of directors due to his executive and directorial experience.

Gizman I. Abbas has served as a member of our board of directors since March 2021. He is currently a Principal at Direct Invest Development, an impact-focused, sustainable real estate development company formed to mine value in disinvested urban communities. He has led natural resources investments and development operations for some of the world’s leading financial institutions, leaning on his combined expertise in finance and engineering. Mr. Abbas was a founding partner of the commodity business at Apollo Global Management (NYSE: APO), one of the largest private equity businesses in the world. Previously, he was a Vice President at The Goldman Sachs Group, Inc. (NYSE: GS), where he invested successfully in the power, bio-fuels, metals & mining, and agriculture sectors. Mr. Abbas began his finance career in the investment banking division at Morgan Stanley (NYSE: MS), having previously been a Senior Project Engineer on oil & gas construction projects for Exxon Mobil Corporation (NYSE: XOM) and a Co-Op Power Engineer at The Southern Company (NYSE: SO).

Mr. Abbas holds a Bachelor’s of Science degree in electrical engineering from Auburn University and a Master’s of Business Administration degree from Kellogg School of Management at Northwestern University.

We believe that Mr. Abbas should continue to serve as a member of our board of directors due to his executive, financial and investment experience.

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

Family Relationships

There are no family relationships between any of our executive officers and directors.

Board of Directors

Each of our directors will be elected at our annual meeting of stockholders and hold office until the next annual meeting of stockholders, or until a successor is elected and qualified. If any director resigns, dies or is otherwise unable to serve out the director’s term, or if the board of directors increases the number of directors, the board of directors may fill the vacancy by the vote of a majority of the directors then in office. A director elected to fill a vacancy shall serve for the unexpired term of such director’s predecessor.

Director Independence

The Exchange Listing Rules require that independent directors compose a majority of a listed company’s board of directors within one year of listing. In addition, the Exchange Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act of 1934. Under the Exchange Listing Rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

In addition, members of the compensation committee must satisfy additional independence requirements set forth in the Exchange Listing Rules. In order to be considered independent for purposes of the Exchange Listing Rules, a member of a compensation committee of a listed company may not, other than in his or her capacity as a member of the compensation committee, the board of directors, or any other board committee, accept, directly or indirectly any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries. Additionally, the board of directors of the listed company must consider whether the compensation committee member is an affiliated person of the listed company or any of its subsidiaries and if so, must determine whether such affiliation would impair the director’s judgment as a member of the compensation committee.

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors determined that Messrs. Nag, Marchese, Smith, Hanna and Abbas do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each is considered an “independent” director as that term is defined under the applicable SEC rules and the Exchange Listing Rules. In making those determinations, our board of directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Committees of the Board of Directors

We have an Audit Committee, Compensation Committee, and Governance and Nominating Committee. Our Audit Committee consists of three independent directors who are Mr. Hanna, Mr. Smith and Mr. Abbas, with Mr. Hanna considered as an “audit committee financial expert” within the meaning of Regulation S-K of the SEC. Our Compensation Committee consists of three independent directors who are Mr. Abbas, Dr. Nag and Mr. Marchese. Our Governance and Nominating Committee consists of three independent directors who are Mr. Smith, Mr. Marchese and Mr. Hanna.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding compensation earned during fiscal 2021 and 2020 by our principal executive officer and our other most highly compensated executive officers, or the named executive officers, as of the end of the 2021 fiscal year.

Compensation Table

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary		Bonus	Other Compensation	Options	Restricted Stock Awards
Douglas Croxall	2021		$168,750	$-	$870,000	$2,930,925		$8,925,715
Chief Executive Officer	2020	$		$-	$310,000	$-		$2,050,000

James Douvikas	2021		$145,000	$-	$-	$647,534	$
Former Chief Business Development Officer	2020		$178,542	$-	$-	$-		$656,000

Timothy Koch	2021		$180,000	$-	$-	$887,534	$
Chief Technology Officer	2020		$180,000	$-	$-	$-		$656,000

Stock Option Grants

A total of 2,704,762 restricted stock awards have been issued to employees, and 598,333 restricted stock awards have been issued to advisors. A total of 1,061,905 restricted stock units have been awarded to employees.

A total of 9,703,607 stock options have been granted to employees, 1,158,333 stock options have been granted to advisors.

On December 30, 2020, the Company granted 3,046,553 options to purchase shares of its common stock with a fair value of approximately $7.0 million to the officers listed in the table above, in exchange for 1,366,667 shares of vested and non-vested restricted common shares. The options vest on the 90 day anniversary of the grant date. The restricted stock had a fair value of approximately $6.2 million on the date the shares were canceled. The incremental fair value of $0.8 million related to the options will be recognized as stock-based compensation expense over the 90 day vesting period.

Board of Directors Compensation

Directors who are employees of our company or of any of our subsidiaries receive no additional compensation for serving on our Board of Directors or any of its committees. All directors who are not employees of our company or of any of our subsidiaries are compensated at the rate of $12,000 per quarter. The Lead Independent Director receives a quarterly premium of $1,500 and Committee Chairs $1,000. All directors who are not employees are eligible for annual equity compensation of $75,000 payable in shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of June 16, 2021, regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities;

●	each of our directors;

●	each of our named executive officers; and

●	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 14,882,741 shares of common stock outstanding as of June 16, 2021. Options to purchase shares of our common stock that are exercisable within 60 days of June 16, 2021, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

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

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Crown Electrokinetics Corp. and either 11601 Wilshire Blvd Suite 2240 Los Angeles, CA or 1110 NE Circle Blvd., Corvallis, Oregon 97330 as denoted by state

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership(1)	Percent of Common Stock Outstanding(2)	State
Croxall Family Trust	5,420,065	29.72%	CA
Timothy Koch	1,611,015	10.01%	OR
Phil Anderson	744,644	4.76%	CA
All directors and executive officers as a group (ten persons)	8,253,501	40.15%

(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.
(2)	Shares of our common stock issuable upon the conversion of our convertible preferred stock are deemed outstanding for purposes of computing the percentage shown above. In addition, for purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after the date of this prospectus. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days after the date of this prospectus is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our common stock outstanding.

2016 Equity Incentive Plan

On December 16, 2020, the Company adopted its 2020 Long-Term Incentive Plan (the “2020 Plan”). Under the 2020 Plan, there are 5,333,333 shares of the Company’s common stock available for issuance and the 2020 Plan has a term of 10 years. The available shares in the 2020 Plan will automatically increase on the first trading day in January of each calendar year during the term of this Plan, commencing with January 2021, by an amount equal to the lesser of (i) five percent (5%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 1,000,000 shares of common stock or (iii) such number of shares of common stock as may be established by the Company’s Board of Directors.

The Company grants equity-based compensation under its 2016 Equity Incentive Plan (the “Plan”). The Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants. On June 14, 2019, the Board of Directors of the Company approved increasing the number of shares allocated to the Company’s 2016 Equity Incentive Plan from 5,500,000 to 7,333,333.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,861,940	N/A	1,779,727
Equity compensation plans not approved by security holders	-	N/A	-
Total	10,861,940	N/A	1,779,727

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation”, since April 1, 2018 we have not been a party to any transaction or arrangement in which the amount involved in the transaction exceeded 1% of the average of our total assets at March 31, 2021 and 2020 and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our independent auditors for the years ended March 31, 2021 and 2020 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP

SERVICES	2021	2020
Audit fees	$146,000	$152,264
Audit-related fees	-	-
Tax fees	31,242	5,745
All other fees	88,138	24,134
Total fees	$265,380	$182,143

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

(a)(3) Exhibits.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1/A filed on September 18, 2019).
3.2	By-laws (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-1/A filed on September 18, 2019).
3.3	Form of Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crown Electrokinetics Corp. (incorporated by reference to Exhibit 3.3 to the registrant’s Form S-1/A filed on January 25, 2021).
3.4	Form of Amended and Restated Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crown Electrokinetics Corp. (incorporated by reference to Exhibit 3.3 to the registrant’s Form S-1/A filed on January 25, 2021).
3.5	Form of Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crown Electrokinetics Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on April 6, 2021).
10.1	Intellectual Property Agreement, dated as of January 31, 2016, between Hewlett-Packard Development Company, L.P. and 3D Nanocolor Corp. (and amendments thereto) (incorporated by reference to Exhibit 10.1 to the registrant’s Form S-1/A filed on September 18, 2019).
10.2	Fourth Amendment to Intellectual Property Agreement, dated February 4, 2021, by and among Hewlett-Packard Development Company, L.P., HP, Inc. and Crown Electrokinetics Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on February 10, 2021).
10.3	Collaboration Agreement, dated as of August 23, 2017, between 3D Nanocolor Corp. and Eastman Chemical Company (and amendment thereto) (incorporated by reference to Exhibit 10.2 to the registrant’s Form S-1/A filed on September 18, 2019).
10.4	Agreement, dated as of November 15, 2017, between Crown Electrokinetics Corp. and Asahi Glass Co., Ltd. (and amendment thereto) (incorporated by reference to Exhibit 10.3 to the registrant’s Form S-1/A filed on September 18, 2019).
10.5	Agreement, dated as of February 1, 2019, between Crown Electrokinetics Corp. and AGC Inc. (f/k/a Asahi Glass Co., Ltd.) (incorporated by reference to Exhibit 10.4 to the registrant’s Form S-1/A filed on September 18, 2019).
10.6	Employment Agreement, dated June 16, 2021, by and between Crown Electrokinetics Corp. and Doug Croxall. *
10.7	Employment Agreement, dated February 20, 2021, by and between Crown Electrokinetics Corp. and Edward Kovalik. *
10.8	Independent Contractor/Consulting Agreement, dated February 25, 2021, by and between Crown Electrokinetics Corp. and Kaizen Reserve, Inc.*
10.9	Employment Agreement, dated June 21, 2021, by and between Crown Electrokinetics Corp. and Joel Krutz.*
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Form S-1/A filed on September 18, 2019).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 21, 2021	CROWN ELECTROKINETICS CORP.

	By:	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer
(Principal Executive Officer)

Date: June 21, 2021	By:	/s/ Phil Anderson
Phil Anderson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that the undersigned officers and/or directors of the Registrant, by virtue of their signatures to this report, appearing below, hereby constitute and appoint Doug Croxall and Phil Anderson, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and steads to execute any and all amendments to this report in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Doug Croxall		Dated: June 21, 2021
Name:	Doug Croxall
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Phil Anderson		Dated: June 21, 2021
Name:	Phil Anderson
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward Kovalik		Dated: June 21, 2021
Name:	Edward Kovalik
Title:	Director

/s/ Dr. DJ Nag		Dated: June 21, 2021
Name:	Dr. DJ Nag
Title:	Director

/s/ John Marchese		Dated: June 21, 2021
Name:	John Marchese
Title:	Director

/s/ Christopher Smith		Dated: June 21, 2021
Name:	Christopher Smith
Title:	Director

/s/ Gary Hanna		Dated: June 21, 2021
Name:	Gary Hanna
Title:	Director

/s/ Gizman Abbas		Dated: June 21, 2021
Name:	Gizman Abbas
Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Crown Electrokinetics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crown Electrokinetics Corp. (the “Company”) as of March 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2017

Costa Mesa, California

June 21, 2021

CROWN ELECTROKINETICS CORP.

Balance Sheets

	March 31, 2021	March 31, 2020

ASSETS
Current assets:
Cash	$15,296,924	$48,307
Prepaid & other current assets	345,644	12,693
Total current assets	15,642,568	61,000
Property and equipment, net	209,133	92,629
Intangible assets, net	1,649,522	235,007
Other assets	20,373	-
TOTAL ASSETS	$17,521,596	$388,636

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$285,149	$1,262,389
Accrued expenses	210,898	765,201
Accrued interest	-	454,926
Notes payable, net of debt discount of $0 and $405,377, respectively	438,500	3,083,158
Warrant liability	-	1,733,718
Related party payable	-	49,741
Total current liabilities	934,547	7,349,133
Total liabilities	934,547	7,349,133

Commitments and Contingencies (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Series A preferred stock, par value $0.0001; 300 shares authorized, 251 shares outstanding as of March 31, 2021 and no shares outstanding as of March 31, 2020	-	-
Series B preferred stock, par value $0.0001; 1,500 shares authorized, 1,443 shares outstanding as of March 31, 2021 and no shares outstanding as of March 31, 2020	-	-
Series C preferred stock, par value $0.0001; 600,000 shares authorized, 500,756 shares outstanding as of March 31, 2021 and no shares outstanding as of March 31, 2020	50	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 14,856,480 and 5,774,778 shares outstanding as of March 31, 2021 and 2020, respectively	1,486	577
Additional paid-in capital	73,788,997	9,487,285
Accumulated deficit	(57,203,484)	(16,448,359)
Total stockholders’ equity (deficit)	16,587,049	(6,960,497)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$17,521,596	$388,636

The accompanying notes are an integral part of these financial statements.

CROWN ELECTROKINETICS CORP.

Statements of Operations

	Years Ended March 31,
	2021	2020
Revenue	$-	$100,000
Cost of revenue	-	620,000
Gross loss	-	(520,000)

Operating expenses:
Research and development	3,539,857	1,826,140
Selling, general and administrative	15,812,365	5,491,769
Total operating expenses	19,352,222	7,317,909

Loss from operations	(19,352,222)	(7,837,909)

Other income (expense):
Other income	6,734	3,318
Other expense	(55,444)	-
Interest expense	(3,196,264)	(1,497,352)
Loss on exchange of notes payable for common stock and warrants	(1,527,184)	-
Loss on extinguishment of debt	(14,257,495)	(255,000)
Change in fair value of warrant liability	(2,360,543)	(16,928)
Change in fair value of derivative liability	(12,707)	-
Total other expense	(21,402,903)	(1,765,962)

Net loss	$(40,755,125)	$(9,603,871)

Net loss per share, basic and diluted:	$(4.60)	$(2.33)

Weighted average shares outstanding, basic and diluted:	8,851,151	4,117,410

The accompanying notes are an integral part of these financial statements.

CROWN ELECTROKINETICS CORP.

Statements of Stockholders’ Equity (Deficit)

For the Years Ended March 31, 2021 and 2020

	Series A		Series B		Series C				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2019	-	$-	-	$-	-	$-	3,291,667	$329	$3,449,516	$(6,844,488)	$(3,394,643)
Stock-based compensation expense	-	-	-	-	-	-	2,000,000	200	4,495,969	-	4,496,169
Issuance of common stock and warrants in connection with cancellation of consulting agreement	-	-	-	-	-	-	33,333	3	264,517	-	264,520
Issuance of common stock in connection with a consulting agreement	-	-	-	-	-	-	157,778	16	354,984	-	355,000
Issuance of common stock in connection with notes payable	-	-	-	-	-	-	292,000	29	662,221	-	662,250
Beneficial conversion feature in connection with notes payable	-	-	-	-	-	-	-	-	260,078	-	260,078
Net loss	-	-	-	-	-	-	-	-	-	(9,603,871)	(9,603,871)
Balance as of March 31, 2020	-	$-	-	$-	-	$-	5,774,778	$577	$9,487,285	$(16,448,359)	$(6,960,497)
Issuance of common stock and warrants, net of fees	-	-	-	-	-	-	5,235,833	524	20,389,369	-	20,389,893
Issuance of common stock in satisfaction of accounts payable	-	-	-	-	-	-	54,149	6	121,829	-	121,835
Issuance of common stock in connection with notes payable	-	-	-	-	-	-	366,667	37	1,133,613	-	1,133,650
Issuance of common stock and preferred stock in connection with conversion of notes	251	-	1,443	-	500,756	50	2,830,079	283	23,715,494	-	23,715,827
Repurchased beneficial conversion feature in connection with conversion of notes payable	-	-	-	-	-	-	-	-	(6,646,998)	-	(6,646,998)
Issuance of common stock warrants in connection with note exchange agreements	-	-	-	-	-	-	-	-	4,918,172	-	4,918,172
Issuance of common stock warrants	-	-	-	-	-	-	-	-	263,328	-	263,328
Exercise of common stock warrants	-	-	-	-	-	-	316,421	32	179,952	-	179,984
Beneficial conversion feature in connection with notes payable	-	-	-	-	-	-	-	-	618,657	-	618,657
Issuance of common stock to consultants	-	-	-	-	-	-	108,792	11	305,424	-	305,435
Stock-based compensation	-	-	-	-	-	-	2,371,428	237	14,125,760	-	14,125,997
Stock option exercise	-	-	-	-	-	-	25,000	2	(2)	-	-
Canceled restricted stock awards	-	-	-	-	-	-	(2,060,000)	(206)	206	-	-
Common stock repurchased and subsequently canceled	-	-	-	-	-	-	(166,667)	(17)	(449,983)	-	(450,000)
Reclassification of warrant liabilities	-	-	-	-	-	-	-	-	5,626,891	-	5,626,891
Net loss	-	-	-	-	-	-	-	-	-	(40,755,125)	(40,755,125)
Balance as of March 31, 2021	251	$-	1,443	$-	500,756	$50	14,856,480	$1,486	$73,788,997	$(57,203,484)	$16,587,049

The accompanying notes are an integral part of these financial statements.

CROWN ELECTROKINETICS CORP.

Statements of Cash Flows

	Years Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,755,125)	$(9,603,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,125,997	4,496,169
Issuance of common stock to consultants	305,435	264,520
Issuance of common stock and warrants	-	355,000
Depreciation and amortization	102,837	76,752
Deferred offering costs	-	181,051
Loss on extinguishment of debt	14,257,495	255,000
Loss on exchange of notes payable for common stock and warrants	1,527,184	-
Amortization of debt discount	2,713,516	1,172,542
Non-cash expenses for placement agent	54,961	-
Change in fair value of warrant liability	2,360,543	16,928
Change in fair value of derivative liability	12,707	-
Bad debt expense	-	24,788
Changes in operating assets and liabilities:
Prepaid and other assets	(353,324)	54,185
Account payable	(802,404)	667,672
Accrued expenses	(554,304)	670,161
Accrued interest	420,099	324,825
Net cash used in operating activities	(6,584,383)	(1,044,278)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(158,857)	(26,603)
Purchase of patents	(1,475,000)	-
Net cash used in investing activities	(1,633,857)	(26,603)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock and warrants, net of fees	20,925,114	-
Proceeds from related party non-interest bearing advance	25,000	49,741
Proceed from the exercise of common stock warrants	179,984	-
Proceeds from notes payable	-	18,500
Repayment of senior secured promissory note	(200,000)	-
Proceeds from PPP loan	438,500	-
Repayment of related party non-interest bearing advance	(74,741)	-
Repayment of notes payable	(53,000)	(18,500)
Proceeds from issuance of senior secured convertible notes and common stock warrants	2,676,000	970,000
Common stock repurchased and subsequently canceled	(450,000)	-
Net cash provided by financing activities	23,466,857	1,019,741

Net increase (decrease) in cash	15,248,617	(51,140)
Cash — beginning of year	48,307	99,447
Cash — end of year	$15,296,924	$48,307

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid deferred offering costs	$-	$181,051
Unpaid research and development license included in accounts payable	$-	$100,000
Beneficial conversion feature in connection with notes payable	$618,657	$27,918
Issuance of common stock and preferred stock in connection with conversion of notes	$23,715,827	$-
Repurchased beneficial conversion feature in connection with conversion of notes payable	$(6,646,998)	$-
Issuance of common stock in connection with notes payable	$1,133,650	$321,000
Issuance of common stock in satisfaction of accounts payable	$121,835	$-
Canceled restricted stock awards	$206	$-
Reclassification of warrant liabilities	$5,626,891	$-
Issuance of common stock warrants in connection with note exchange agreements	$4,918,172	$-
Issuance of common stock warrants in connection with notes payable	$263,328	$-
Exercise of stock options	$2	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$62,649	$-
Cash paid income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Reverse Stock Split

On January 22, 2021, the Company’s Board of Directors authorized a reverse stock split at an exchange ratio of one (1) share of common stock for every three (3) shares of common stock. The reverse stock split was effective on January 25, 2021, such that every three (3) shares of common stock have been automatically converted into one (1) share of common stock. The Company did not issue fractional certificates for post-reverse split shares in connection with the reverse stock split. Rather, all shares of common stock that are held by a stockholder were aggregated and each stockholder received the number of whole shares resulting from the combination of the shares so aggregated. Any fractions resulting from the reverse stock split computation were rounded up to the next whole share.

All of the Company’s share and per share amounts of common stock included in this Form 10-K have been retroactively adjusted to reflect the reverse stock split.

Public Offering

On January 26, 2021, the Company entered into an underwriting agreement relating to the public offering of its common stock, par value $0.0001 per share. The Company issued 4,772,500 shares of its common stock to the underwriters, at a purchase price per share of $4.14 (the offering price to the public of $4.50 per share minus the underwriters’ discount). On January 28, 2021, the Company received net proceeds from its public offering of approximately $19.3 million, net of underwriter fees and commissions of approximately $1.7 million, and offering costs of $0.5 million.

In connection with the Company’s public offering, the Company issued a warrant to the underwriters to purchase 381,800 shares of its common stock. The warrant is exercisable beginning on the date that is 180 days after the date on which the Registration Statement becomes effective until the date that is five years after the date on which the Registration Statement becomes effective. The exercise price of the warrant is $5.625.

Note 2 – Liquidity and Financial Condition

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the financial statements, the Company had an accumulated deficit of approximately $57.2 million and working capital of approximately $14.7 million at March 31, 2021, a net loss of approximately $40.8 million, and approximately $6.6 million of net cash used in operating activities for the year ended March 31, 2021. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

Although it is difficult to predict the Company’s liquidity requirements as of March 31, 2021, based upon the Company’s current operating plan and completion of its public offering, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these financial statements.

Risks and Uncertainties

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

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 3 – Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") as determined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and include all adjustments necessary for the fair presentation of its balance sheet, results of operations and cash flows for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2021 and 2020.

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

In November 2020 (the “November 2020 Notes”), the Company entered into note agreements that were determined to have embedded derivative instruments in the form of a contingent put option (“Share Settlement Feature”). The notes are recognized at the value of proceeds received after allocating issuance proceeds to the separable instruments issued with the notes and to the bifurcated contingent Share Settlement Feature. The notes are subsequently measured at amortized cost using the effective interest method to accrete interest over their term to bring the notes’ initial carrying value to their principal balance at maturity. The bifurcated Share Settlement Feature is initially measured at fair value which is included in the notes payable balance on the balance sheet and subsequently measured at fair value with changes in fair value recognized as a component of other income (expense) in the statements of operations. On January 28, 2021, the November 2020 Notes were fair valued and converted into 211,273 shares of the Company’s common stock. As of March 31, 2021, there is no Share Settlement Feature.

Concentrations of Credit Risk and Off-balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions, and amounts may exceed federally insured limits totaling $250,000. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company has no financial instruments with off-balance sheet risk of loss.

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the years ended March 31, 2021 and 2020.

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

As of March 31, 2020, the Company’s notes payable are classified within Level 3 of the fair value hierarchy because their fair values are estimated by utilizing valuation models and significant unobservable inputs. The carrying value of the notes payable and the senior secured promissory notes approximate fair value due to the short-term maturity of these instruments. The carrying value of the senior secured convertible notes approximate fair value due to the recent issuance date.

Warrant Liability

The Company accounted for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrants issued by the Company have been estimated using the Monte Carlo simulation. As of March 31, 2021, all of the warrant liabilities have been reclassified to equity.

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

The Company adopted the new revenue standard, ASC 606, on March 31, 2019 using the full retrospective approach. The adoption did not have an effect on 2021 or 2020 revenue recognition or a cumulative effect on opening equity, as the timing and measurement of revenue recognition is materially the same as under ASC 605. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

The Company is not able to reasonably measure the outcome of its performance obligations that are satisfied over time because it is in the early stages of the contracts. Therefore, the amount of performance that will be required in its contracts cannot be reliably estimated and the Company recognizes revenue up to the amount of costs incurred.

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

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term. The simplified method was used because the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

Expected Volatility - The Company historically has lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price.

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U. S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend - The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

The Company accounts for forfeited awards as they occur.

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

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

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

The following table presents the computation of basic and diluted net loss per common share:

	March 31,
	2021	2020
Numerator:
Net loss	$(40,755,125)	$(9,603,871)

Denominator:
Weighted-average common shares outstanding	9,583,681	5,427,520
Less: weighted-average shares subject to repurchase	(732,530)	(1,310,110)
Denominator for basic and diluted net loss per share	8,851,151	4,117,410

Net loss per share:
Basic and diluted	$(4.60)	$(2.33)

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2021 and 2020 are as follows:

	March 31,
	2021	2020
Series A preferred stock	188,311	-
Series B preferred stock	2,019,038	-
Series C preferred stock	560,757	-
Warrants to purchase common stock (excluding penny warrants)	3,883,083	1,660,016
Options to purchase common stock	10,861,940	1,937,833
Unvested restricted stock awards	777,778	1,250,003
Restricted stock units	1,061,905	-
Convertible notes	-	3,226,087
	19,352,812	8,073,939

Emerging Growth Company

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

Recent Accounting Pronouncements

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for non-public entities for fiscal years beginning after December 15, 2022 and interim periods beginning after December 15, 2023. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures.

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 4 – Fair Value Measurements

Warrants

During the years ended March 31, 2021 and 2020, the Company issued 531,555 and 203,287 warrants related to its convertible notes. During the year ended March 31, 2021, in connection with the Company’s September 11, 2020 financing (see Note 9), the Company issued 265,267 warrants. The warrants were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the financial statements.

The weighted average summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants issued during the years ended March 31, 2021 and 2020 is as follows:

	Year Ended March 31, 2021	Year Ended March 31, 2020
Dividend yield	0%	0%
Expected price volatility	50%	50%
Risk free interest rate	0.11-0.41%	1.61-2.18%
Expected term	4-5 years	4 years

In October and December 2020, the Company issued amendments and new warrant agreements related to 685,351 warrants issued in connection with its convertible notes. The amendments and new warrant agreements reclassified the warrants from liabilities to equity. The warrants were measured at fair value on the amendment and new agreement dates, with the change in fair value recorded as other expense on the statement of operations, and reclassified to additional paid-in capital.

In December 2020, the Company issued amendments related to the 265,267 warrants issued in connection with the Company’s September financing, which reclassified the warrants from liabilities to equity. The warrants were measured at fair value on the amendment date, with the change in fair value recorded as other expense on the statement of operations, and reclassified to additional paid-in capital.

In January and March, 2021, the Company entered into note exchange agreements with certain of its noteholders. The note exchange agreements amended and restated 956,775 existing warrants, issued in connection with its convertible notes and new warrant agreements were issued totaling 2,090,847 warrants. The fair value of the existing 959,775 warrants was approximately $3.4 million on the amendment date, and the change in fair value was recorded as other expense on the statement of operations. As of March 31, 2021, using the Black-Scholes pricing model, the fair value of the restated warrants was approximately $4.9 million and were recorded as equity warrants. During the year ended March 31, 2021, the Company recorded a loss on extinguishment of approximately $1.5 million related to the new warrants.

As of March 31, 2021, all of the Company’s warrants have been reclassified to equity.

Convertible Notes Share Settlement Feature

The derivative liability results from the share settlement provision featured within the convertible notes. The fair value of the Share Settlement Feature was estimated using the Monte Carlo simulation model on the dates the notes were issued and were subsequently revalued at January 28, 2021, the notes conversion date. There were no Share Settlement Features related to the Company’s convertible notes at March 31, 2020.

The following table reflects the assumptions used in the Monte Carlo simulation model at the November 13, 2020 issuance date and at January 28, 2021 the notes conversion date:

	November 13, 2020	January 28, 2021
Risk Free Interest Rate	0.12%	0.08%
Expected life (years)	1.00	-
Expected dividend yield	0%	0%
Expected volatility	50.0%	50.0%

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2020:

	Fair value measured at March 31, 2020
	Total carrying value at March 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Warrant liability	$1,733,718	$-	$-	$1,733,718

For the year ended March 31, 2021 there was a change of approximately $2.4 million in Level 3 liabilities measured at fair value. For the year ended March 31, 2020 there was a change of approximately $17,000 in Level 3 liabilities measured at fair value.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended March 31, 2021 and 2020. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

	Warrant	Share Settlement
	Liability	Feature
Balance at March 31, 2019	$1,398,616	$-
Issuance of warrants in connection with convertible notes	318,174	-
Change in fair value	16,928	-
Balance at March 31, 2020	$1,733,718	$-
Issuance of warrants in connection with convertible notes	942,449	225,186
Issuance of warrants in connection with financing	515,426	-
Issuance of placement agent warrants	74,755	-
Change in fair value	2,360,543	12,706
Reclassification of warrants to equity	(5,626,891)	-
Conversion of notes payable	-	(237,892)
Balance at March 31, 2021	$-	$-

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 – Property & Equipment, Net

Property and equipment, net, consists of the following:

	March 31,	March 31,
	2021	2020
Equipment	$295,443	$148,814
Computers	10,805	5,440
Leasehold improvements	13,502	6,640
Total	319,750	160,894
Less accumulated depreciation and amortization	(110,617)	(68,265)
Property and equipment, net	$209,133	$92,629

Depreciation expense for the years ended March 31, 2021 and 2020 was $42,352 and $36,352, respectively.

Note 6 – Intangible Assets, Net

Intellectual Property

On January 31, 2016, the Company, entered into an IP agreement with HP to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in the Company’s products. Under the terms of the agreement, the license is to be used for research purposes only, has a purchase price of $200,000 for the technology and a two-year closing date. On April 12, 2016 the Company and HP entered into the first amendment to the agreement, which reduced the purchase price of the technology to $175,000, of which $75,000 was payable upon completion of the technology transfer and $100,000 was payable upon the first anniversary of the agreement’s effective date. The sales agreement entered into with HP concurrently with the first amendment to the agreement allocated $25,000 of the $200,000 purchase price to acquire equipment to be used in the research. On May 1, 2017, the Company and HP entered into the second amendment to the agreement which increased the purchase price for the technology to $375,000 and extended the closing date to January 31, 2020. Of such $375,000, $75,000 is payable upon completion of the technology transfer, $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable upon the third anniversary of the agreement’s effective date. On March 10, 2019, the Company and HP entered into the third amendment to the agreement, which extended the closing date to January 31, 2021, enumerated certain intellectual property owned by HP that is not subject to the exclusive license granted to the Company and revised the schedule of fees payable by the Company to HP, such that $100,000 is payable upon the first anniversary of the agreement’s effective date, $100,000 is payable upon the second anniversary of the agreement’s effective date and $100,000 is payable before April 20, 2019. The parties subsequently agreed that such payment was not due until October 15, 2020. On October 5, 2020, the Company paid $25,000 and the remaining $75,000 was not due until January 21, 2021. Under the terms of the fourth amendment with HP (see details below), the $75,000 will be included in the purchase price for the option to purchase assignable patents, which was paid on February 9, 2021.

Under the guidance of ASC 350, Intangibles – Goodwill and Other Intangibles, the Company recorded the research license at the cost to acquire the license. As of March 31, 2021, the Company has paid $375,000 for the transfer of the technology. The research license will be amortized over a 10-year useful life.

HP Patents

The Intellectual Property Agreement granted the Company an option to purchase the related assignable patents for a purchase price of $1.4 million and must be exercised at least 60 days prior to the closing date of January 31, 2021. The Company will be responsible for all costs associated with the assignable patents and will pay a royalty of 3.0% of the gross revenues received by the Company and its Affiliates for the sale, rental, license or other disposition of the licensed products.

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Under the terms of the amendment, HP waived any interest that would have been accrued on the open payable of $75,000 which was due from the Company related to the license agreement dated January 31, 2016.

The carrying amounts related to the intangible assets as of March 31, 2021 and 2020 were as follows:

	March 31,	March 31,
	2021	2020
Patents	$1,475,000	$-
Research license	375,000	375,000
Total	1,850,000	375,000
Accumulated amortization	(200,478)	(139,993)
Research license, net	$1,649,522	$235,007

The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of March 31, 2021:

Estimated
Amortization
Expense
2022	$187,709
2023	187,709
2024	188,224
2025	187,709
2026	898,171
Total	$1,649,522

For the years ended March 31, 2021 and 2020, the Company recorded amortization expense of approximately $60,500 and $40,400, respectively.

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 – Accrued Expenses

As of March 31, 2021 and 2020, the Company’s accrued expenses consisted of the following:

	March 31, 2021	March 31, 2020
Payroll and other expenses	$-	$625,974
Consulting	-	124,914
Directors and officers insurance financing	159,943	-
Professional fees	49,199	-
Other	1,756	14,313
Total	$210,898	$765,201

Note 8 – Notes Payable:

Notes payable at March 31, 2021 and 2020 consist of the following:

	March 31, 2021	March 31, 2020
PPP loan	$438,500	$-
Notes payable, due January 1, 2018	-	50,000
Senior secured promissory note, due April 20, 2020	-	200,000
Senior secured convertible notes, due December 11, 2020 - June 3, 2021	-	3,238,535
	438,500	3,488,535
Less: unamortized debt discount	-	(405,377)
Total notes	$438,500	$3,083,158

PPP loan

On April 24, 2020 and March 3, 2021, the Company entered into Promissory Notes (the “PPP Notes”) with Newtek Corp AVB as the lender (the “Lender”), pursuant to which the Lender agreed to make a loans to the Company under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration (the “SBA”) in principal amounts of $197,200 and $233,300 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP Loan. The Company intends to use a significant majority of the Loan amount for Qualifying Expenses and is anticipating that the loans will be fully forgiven. The interest rate on the PPP Notes is a fixed rate of 1% per annum and the Notes mature in two years.

The PPP Notes include events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Notes.

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

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

During the year ended March 31, 2021, the holders of the notes issued in June 2017, converted the note balances plus accrued interest into 398,010 shares of the Company’s common stock. On July 7, 2020, the Company entered into common stock purchase warrants with the note holders and issued 208,000 equity warrants to purchase shares of the Company’s common stock.

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

During the year ended March 31, 2021, the Company repaid the principal balance of $200,000 and accrued interest of approximately $56,000.

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

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

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

On August 24, 2020, the Company entered into the fourth amendment to its senior secured promissory note which extended the note term to October 23, 2020. As consideration for the extension, the Company issued 20,000 shares of its common stock at a fair value of $83,000 or $4.14 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $83,000 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying statement of operations.

On November 12, 2020, the Company entered into the fifth amendment to its senior secured promissory note which extended the note term to January 23, 2021. As consideration for the extension, the Company issued 20,000 shares of its common stock at a fair value of approximately $84,000 or $4.20 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $84,000 loss on extinguishment of debt during the year ended March 31, 2021, which is included on the accompanying statement of operations.

On January 26, 2021, the Company entered into a conversion and exchange agreement with the holder of the senior secured promissory note and related warrant dated March 31, 2018. (See “Note Conversion and Exchange Agreements” below).

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Under the Convertible Note Purchase Agreement, the Company has issued convertible notes of approximately $5.3 million. During the year ended March 31, 2021, the Company issued senior secured convertible notes with a principal balance of $2,081,000 for proceeds of approximately $2,050,000, resulting in an original issue discount of $31,000.

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

On January 26, 2021, the Company entered into a conversion and exchange agreement with the holder of the senior secured promissory notes and related warrants dated May and July 2018. (See “Note Conversion and Exchange Agreements” below).

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

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

On August 27, 2019, the Company entered into the first amendment related to its senior secured convertible promissory notes dated May 31, 2018, July 11, 2018, July 27, 2018 and August 13, 2018, which extended the notes term to November 12, 2019. As consideration for the extension, the Company issued 3,333 shares of its common stock at a fair value of $7,500 or $2.25 per share. On November 11, 2019, the Company entered into the second amendment which extended the notes term to January 4, 2020. On January 24, 2020, the Company entered into the third amendment which extended the notes term to July 23, 2020. As consideration for the extension, the Company issued 20,000 shares of its common stock at a fair value of $45,000 or $2.25 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $45,000 loss on extinguishment of debt during the year ended March 31, 2020. On August 24, 2020, the Company entered into the fourth amendment which extended the notes term to October 23, 2020. As consideration for the extension, the Company issued 20,000 shares of its common stock at a fair value of $83,000 or $4.14 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $83,000 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying statement of operations. On November 12, 2020, the Company entered into the fifth amendment to its senior secured promissory notes which extended the notes term to January 23, 2021. As consideration for the extension, the Company issued 20,000 shares of its common stock at a fair value of approximately $84,000 or $4.20 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $84,000 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying statement of operations.

On January 26, 2021, the Company entered into a conversion and exchange agreement with the holder of the senior secured promissory note and related warrants dated August 13, 2018. (See “Note Conversion and Exchange Agreements” below).

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

On August 27, 2019, the Company entered into the first amendment related to its senior secured convertible promissory note dated November 14, 2018, which extended the note term to November 12, 2019. As consideration for the extension, the Company issued 3,333 shares of its common stock at a fair value of $7,500 or $2.25 per share. On November 11, 2019, the Company entered into the second amendment which extended the note term to January 4, 2020. On January 24, 2020, the Company entered into the third amendment which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 5,000 shares of its common stock at a fair value of $11,250 or $2.25 per share. The Company accounted for the issuance of the shares as a debt modification using the guidance under ASC 470-50, Debt Modifications and Extinguishments, and during the year ended March 31, 2020, recorded a debt discount of $11,250 related to the issuance of the shares. On April 23, 2020, the Company entered into the fourth amendment which extended the note term to May 23, 2020. On May 23, 2020, the Company entered into the fifth amendment, which extended the note term to June 23, 2020 and as consideration for the extension, the Company issued 1,667 shares of its common stock at a fair value of $4,550. The Company accounted for the issuance of the shares as a debt modification using the guidance under ASC 470-50, Debt Modifications and Extinguishments, and during the three months ended June 30, 2020, recorded a debt discount of $4,550 related to the issuance of the shares. As of June 30, 2020, the debt discount was nominal. On August 24, 2020, the Company entered into the sixth amendment, which extended the note term to September 2, 2020 and as consideration for the extension, the Company issued 1,667 shares of its common stock at an approximate fair value of $6,900 or $4.14 per share. On September 2, 2020, the Company entered into the seventh amendment, which extended the note term to December 2, 2020 and as consideration for the extension, the Company issued 1,667 shares of its common stock at an approximate fair value of $6,900 or $4.14 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $6,900 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying statement of operations. On December 1, 2020, the Company entered into the eighth amendment, which extended the note term to January 31, 2021 and as consideration for the extension, the Company issued 1,667 shares of its common stock at an approximate fair value of $7,500 or $4.50 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $7,500 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying statement of operations.

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

On January 24, 2020, the Company entered into the first amendment related to its senior secured convertible promissory note dated December 24, 2018, which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 5,000 shares of its common stock at a fair value of $11,250 or $2.25 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $11,250 loss on extinguishment of debt during the year ended March 31, 2020. On April 23, 2020, the Company entered into the second amendment related to its senior secured convertible promissory note dated December 24, 2018, which extended the note term to October 23, 2020. As consideration for the extension, the Company issued 5,000 shares of its common stock at a fair value of $13,650. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $13,650 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying statement of operations.

On January 24, 2020, the Company entered into the first amendment related to its senior secured convertible promissory note dated December 28, 2018, which extended the note term to April 23, 2020. As consideration for the extension, the Company issued 1,667 shares of its common stock at a fair value of $3,750 or $2.25 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $3,750 loss on extinguishment of debt during the year ended March 31, 2020. On April 23, 2020, the Company entered into the second amendment related to its senior secured convertible promissory note dated December 28, 2018, which extended the note term to October 23, 2020. As consideration for the extension, the Company issued 1,667 shares of its common stock at a fair value of $4,550. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $4,550 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying statement of operations.

During the year ended March 31, 2021, the holders of the notes issued on December 24, 2018 and December 28, 2018, converted the note principal balances of approximately $52,000 plus accrued interest of $6,000 into 21,296 shares of the Company’s common stock.

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

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

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

On March 13, 2020, the Company entered into first amendments related to its senior secured convertible promissory notes dated April 2, 2019 through June 10, 2019, which extended the note terms by 180 days from the original maturity dates. On November 12, 2020, the Company entered into its first amendment to its senior secured promissory note dated June 10, 2019 which extended the note term to January 23, 2021. As consideration for the extension, the Company issued 6,667 shares of its common stock at a fair value of approximately $28,000 or $4.20 per share. Under the guidance of ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the issuance of the shares as a debt extinguishment and recorded a $28,000 loss on extinguishment of debt during the nine months ended December 31, 2020, which is included on the accompanying statement of operations.

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

On January 26, 2021, the Company entered into a conversion and exchange agreement with the holder of the senior secured promissory note and related warrants dated June 10, 2019. (See “Note Conversion and Exchange Agreements” below).

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

During the year ended March 31, 2021, the holder of the note issued on March 9, 2020, converted the notes principal balance of approximately $0.3 million plus accrued interest of $31,000 into 106,911 shares of the Company’s common stock.

During the year ended March 31, 2021, the holder of the note issued on January 10 2020, converted the notes principal balance of approximately $0.1 million plus accrued interest of $8,000 into 41,237 shares of the Company’s common stock.

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

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

On March 28, 2020, the Company entered into a convertible promissory note with a principal balance of $257,732. The notes contain an OID totaling $7,732, matures on March 29, 2021 and accrues interest at a rate of 12% per annum. The note was not fully executed until April 2, 2020 and the Company received net proceeds of $250,000. In connection with the convertible promissory note, the Company issued 33,333 shares of its common stock with a fair value of $91,000.

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

During the year ended March 31, 2021, the holders of notes issued during the period April 2, 2020 through June 3, 2020, converted the notes principal balance of approximately $1.3 million plus accrued interest of $0.2 million into 552,089 shares of the Company’s common stock.

On March 31, 2021, the Company entered into a conversion and exchange agreement with the holder of the senior secured promissory note and related warrants dated June 3, 2020. (See “Note Conversion and Exchange Agreements” below).

On November 13, 2020, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors to sell to the investors senior convertible notes, convertible into shares of the Company’s common stock at a conversion price of $1.25 per share, subject to adjustment. The convertible notes have a maturity of one year, accrue interest at the rate of 7% per year, and are subject to 12.5% original issue discount. In connection with the convertible notes, the Company issued 99,955 warrants to purchase shares of the Company’s common stock. The warrants have a five-year term, and an exercise price of $1.55 per share, subject to adjustment (See Note 4). The securities were issued in a private placement transaction in reliance upon exemptions from registration under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for gross proceeds of approximately $750,000.

On January 28, 2021, the holders of the notes issued on November 13, 2020, converted the notes principal balance and accrued interest of approximately $0.8 million into 211,273 shares of the Company’s common stock.

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

Note Conversion and Exchange Agreements

On January 25, 2021, the Company entered into a conversion and exchange agreement with the holder of the Company’s senior secured promissory notes and warrants issued during the period March 31, 2018 through August 13, 2018, and June 10, 2019. The conversion and exchange agreement provided for the conversion of all amounts outstanding under the secured promissory notes to be converted into 251 shares of the Company’s Series A preferred stock, par value $0.0001 per share, and 360,111 shares of the Company’s common stock issuable on the date of the Company’s uplisting to the Nasdaq. On January 26, 2021, the Company completed its uplisting to the Nasdaq and recognized the conversion of approximately $0.3 million of principal and interest related to the senior secured promissory notes, and issued 251 shares of its Series A preferred stock and 360,111 shares of its common stock. In connection with the conversion and exchange agreement, the Company issued warrants to purchase 235,183 shares of the Company’s common stock at an exercise price of $0.39 per share and 88,871 shares of the Company’s common stock at an exercise price of $3.39 per share in exchange for the warrants issued in connection with the senior secured promissory notes.

On January 26, 2021, the Company entered into a conversion and exchange agreement with the holder of the Company’s senior secured promissory notes and warrants issued during the period March 31, 2018 through August 13, 2018, and June 10, 2019. The conversion and exchange agreement provided for the conversion of all amounts outstanding under the secured promissory notes to be converted into 1,443.41 shares of the Company’s Series B preferred stock, par value $0.0001 per share, and 173,111 shares of the Company’s common stock issuable on the date of the Company’s uplisting to the Nasdaq. On January 26, 2021, the Company completed its uplisting to the Nasdaq and recognized the conversion of approximately $1.5 million of principal and interest related to the senior secured promissory notes, and issued 1,443.41 shares of its Series B preferred stock and 173,111 shares of its common stock. In connection with the conversion and exchange agreement, the Company issued warrants to purchase 940,730 shares of the Company’s common stock at an exercise price of $0.39 per share and 355,485 shares of the Company’s common stock at an exercise price of $3.39 per share in exchange for the warrants issued in connection with the senior secured promissory notes.

On March 31, 2021, the Company entered into a conversion and exchange agreement with the holder of the Company’s senior secured promissory note and warrant issued on June 1, 2020. The conversion and exchange agreement provided for the conversion of the outstanding principal and interest of approximately $0.8 million to be converted into 500,756 shares of the Company’s Series C preferred stock, par value $0.0001 per share, and 380,000 shares of the Company’s common stock. On March 31, 2021, the Company recognized the conversion of approximately $0.8 million of principal and interest related to the senior secured promissory note, and issued 500,576 shares of its Series C preferred stock and 380,000 shares of its common stock. In connection with the conversion and exchange agreement, the Company issued warrants to purchase 470,578 shares of the Company’s common stock at an exercise price of $1.116 per share in exchange for the warrant issued in connection with the senior secured promissory note.

During the year ended March 31, 2021, in connection with the note conversion and exchange agreements, the Company recorded a loss on extinguishment of debt of approximately $12.3 million.

As of March 31, 2021, there were no convertible notes outstanding. The carrying value of the senior secured convertible notes, as of March 31, 2020, is comprised of the following:

March 31, 2020
Principal value of convertible notes	$3,238,535
Original issue discount	(247,535)
Discount resulting from allocation of proceeds to warrant liability	(1,119,866)
Discount resulting from beneficial conversion feature	(531,730)
Discount resulting from issuance of common stock	(647,250)
Amortization of discount	2,141,004
Net carrying value of Senior Secured Convertible Notes	$2,833,158

The aggregate discount to the senior secured convertible note was amortized to interest expense over the term of the notes using the effective interest method.

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 9 – Stockholders’ Deficit

Preferred Stock

As of March 31, 2021 and 2020, there were 50,000,000 shares authorized of the Company’s preferred stock, par value $0.0001.

Series A Preferred Sock

On January 5, 2021, the Company’s Board of Directors authorized 300 shares of Series A preferred stock with a par value of $0.0001 per share. Each preferred share of Series A preferred stock will have a stated valued of $1,000 per share. From and after the second anniversary the holders of the Series A preferred stock shall be entitled to receive, quarterly cumulative dividends or distributions at the annual rate of 8% of the stated value per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A preferred stock). Such dividend shall be paid in cash or at the direction of the Company’s Board of Directors, in duly authorized, validly issued, fully paid and non-assessable shares of common stock, or a combination thereof. All declared but unpaid dividends on shares of Series A preferred stock shall increase the stated value of such shares, but when such dividends are actually paid any such increase in the stated value shall be rescinded. The holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series A preferred stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the Company’s common stock or other junior securities. The Series A preferred stock has no voting rights. Each share of Series A preferred stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such shares of Series A preferred stock by the conversion price. The conversion price for the Series A preferred stock shall equal $1.3329, subject to adjustment.

During the year ended March 31, 2021, the Company issued 251 shares of its Series A preferred stock in connection with the conversion of its convertible notes.

Series B Preferred Stock

On January 22, 2021, the Company’s Board of Directors authorized 1,500 shares of Series B preferred stock with a par value of $0.0001 per share. Each preferred share of Series B preferred stock will have a stated valued of $1,000 per share. From and after the second anniversary the holders of the Series B preferred stock shall be entitled to receive, quarterly cumulative dividends or distributions at the annual rate of 8% of the stated value per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B preferred stock). Such dividend shall be paid in cash or at the direction of the Company’s Board of Directors, in duly authorized, validly issued, fully paid and non-assessable shares of common stock, or a combination thereof. All declared but unpaid dividends on shares of Series B preferred stock shall increase the stated value of such shares, but when such dividends are actually paid any such increase in the stated value shall be rescinded. The holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B preferred stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the Company’s common stock or other junior securities. The Series B preferred stock has no voting rights. Each share of Series B preferred stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such shares of Series B preferred stock by the conversion price. The conversion price for the Series B preferred stock shall equal $0.7149, subject to adjustment.

During the year ended March 31, 2021, the Company issued 1,443 shares of its Series B preferred stock in connection with the conversion of its convertible notes.

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

Series C Preferred Stock

On February 19, 2021, the Company’s Board of Directors authorized 600,000 shares of Series C preferred stock with a par value of $0.0001 per share. Each preferred share of Series C preferred stock will have a stated valued of $1.00 per share. From and after the second anniversary the holders of the Series C preferred stock shall be entitled to receive, quarterly cumulative dividends or distributions at the annual rate of 8% of the stated value per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series C preferred stock). Such dividend shall be paid in cash or at the direction of the Company’s Board of Directors, in duly authorized, validly issued, fully paid and non-assessable shares of common stock, or a combination thereof. All declared but unpaid dividends on shares of Series C preferred stock shall increase the stated value of such shares, but when such dividends are actually paid any such increase in the stated value shall be rescinded. The holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series C preferred stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the Company’s common stock or other junior securities. The Series C preferred stock has no voting rights. Each share of Series C preferred stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such shares of Series C preferred stock by the conversion price. The conversion price for the Series C preferred stock shall equal $0.893, subject to adjustment.

During the year ended March 31, 2021, the Company issued 500,756 shares of its Series C preferred stock in connection with the conversion of its convertible notes.

Common Stock

Public Offering

On January 26, 2021, the Company entered into an underwriting agreement relating to the public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 4,772,500 shares of its common stock to the underwriters, at a purchase price per share of $4.14 (the offering price to the public of $4.50 per share minus the underwriters’ discount). On January 28, 2021, the Company received net proceeds from its public offering of approximately $19.3 million, net of underwriter fees and commissions of approximately $1.7 million, and offering costs of $0.4 million.

In connection with the Company’s public offering, the Company issued a warrant to the underwriters to purchase 381,800 shares of its common stock. The warrant is exercisable beginning on the date that is 180 days after the date on which the Registration Statement becomes effective until the date that is five years after the date on which the Registration Statement becomes effective. The exercise price of the warrant is $5.625.

Financing

On September 11, 2020, the Company, entered into a securities purchase agreement with certain institutional and accredited investors to sell an aggregate of 463,333 unregistered shares of the Company’s common stock, par value $0.0001 per share and 231,667 warrants to purchase common stock in a private placement transaction, for gross proceeds of approximately $1.7 million. The shares were issued at a price of $1.25 per share. The warrants have a five-year term and an exercise price of $1.50 per share. The Company is not required to issue common stock upon exercise of any portion of a warrant if doing so results in the warrant holder beneficially owning more than 4.99% of the outstanding common stock after giving effect to such exercise. In connection with the September 11, 2020 financing, the Company paid transaction fees of approximately $139,000, and issued 36,033 common stock warrants to its placement agent. The placement agent warrants have the same terms as the warrants issued with the private placement.

Under the guidance of ASC 815, Derivatives and Hedging, the Company determined the warrants related to the financing are not indexed to the Company’s own stock and do not meet the scope exception to derivative accounting, and therefore should be accounted for as a warrant liability. The warrant liability is initially measured at fair value and subsequent changes in fair value are recorded in earnings each reporting period. As of September 11, 2020, the Company recorded an initial warrant liability of approximately $0.6 million. The change in fair value during the year ended March 31, 2021, was nominal.

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

Restricted Stock

During the year ended March 31, 2021, the Company issued 3 shares of common stock and 1,571,428 shares of fully vested restricted common stock to its Chief Executive Officer. The Company purchased 166,667 shares of the restricted stock, at a fair value of approximately $0.5 million, to cover the withholding taxes related to the restricted stock.

During the year ended March 31, 2021, the Company issued 800,000 shares of restricted common stock to its Chief Operating Officer and Chief Marketing Officer. (See Note 10).

Stock Issued for Services

During the year ended March 31, 2021, the Company issued 108,792 shares of its common stock with a fair value of approximately $0.3 million to consultants.

On April 27, 2020, the Company issued 54,149 shares of its common stock in satisfaction of accounts payable of approximately $122,000 owed for advisory services.

Convertible Notes

During the year ended March 31, 2021, the Company issued shares of its common stock, Series A preferred stock, Series B preferred stock and Series C preferred stock with a fair value of approximately $17.1 million upon conversion of its senior secured convertible notes. The Company issued 2,830,079 shares of its common stock with a fair value of $10.6 million upon conversion. The Company issued 251 shares of its Series A preferred stock with a fair value of approximately $1.3 million, which is convertible into 188,311 shares of the Company’s common stock. The Company issued 1,443 shares of its Series B preferred stock with a fair value of approximately $9.4 million, which is convertible into 2,019,038 shares of the Company’s common stock. The Company issued 500,756 shares of its Series C preferred stock with a fair value of approximately $2.4 million, which is convertible into 560,757 shares of common stock. The Company recorded a repurchased beneficial conversion feature of approximately $6.6 million in connection with its note exchange agreements. (See Note 8).

During the year ended March 31, 2021, the Company issued 366,667 shares of its common stock with a fair value of approximately $1.1 million in connection with its convertible notes.

Warrants

On June 6, 2020, the Company issued a warrant to purchase 116,667 shares of the Company’s common stock with a fair value of approximately $0.1 million. The warrant was exercised on a cashless basis on June 30, 2020, and the Company issued 97,222 shares of its common stock.

On February 16, 2021, the Company issued 53,093 shares of its common stock in connection with the exercise of 53,093 common stock warrants for cash of approximately $0.2 million.

During the year ended March 31, 2021, the Company issued 166,106 shares of its common stock in connection with the exercise of 166,667 common stock warrants on a cashless basis.

Stock Options

During the year ended March 31, 2021, the Company issued 25,000 shares of its common stock in connection with the exercise of stock options, with an exercise price of $0.15 per share. During April 2021, the Company received proceeds of $3,750.

Note 10 – Stock-Based Compensation, Restricted Stock and Stock Options:

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

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

The Company grants equity-based compensation under its 2020 Plan and its 2016 Equity Incentive Plan (the “2016 Plan”). The 2020 Plan and 2016 Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants. As of March 31, 2021, there is a total of 7,333,333 shares of the Company’s common stock available under the 2016 Plan.

Stock-based compensation:

The Company recognized total expenses for stock-based compensation during the years ended March 31, 2021 and 2020, which are included in the accompanying statements of operations, as follows:

	Years ended March 31,
	2021	2020
Research and development expenses	$2,444,148	$1,759,725
Selling, general and administrative expenses	11,987,284	3,355,964
Total stock-based compensation	$14,431,432	$5,115,689

Restricted stock units:

Upon the Company’s uplisting to Nasdaq in January 2021, the Company granted 1,061,905 restricted stock units with a fair value of approximately $4.7 million to the Company’s Chief Executive Officer. During the year ended March 31, 2021, the Company recognized stock-based compensation of approximately $0.8 million, and as of March 31, 2021, unrecognized stock-based compensation totaled approximately $3.9 million related to the restricted stock units.

Restricted stock awards:

A summary of the Company’s restricted stock activity during the years ended March 31, 2021 and 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at March 31, 2019	-	$-
Granted	2,000,000	$2.46
Vested	(749,997)	$2.46
Unvested at March 31, 2020	1,250,003	$2.46
Granted	2,371,428	$3.47
Canceled	(1,310,003)	$2.38
Vested	(1,533,650)	$2.67
Unvested at March 31, 2021	777,778	$5.12

During the year ended March 31, 2021, the Company issued 1,571,428 shares of fully vested restricted common stock to its Chief Executive Officer. The Company repurchased 166,667 shares of the restricted stock.

In December 2020, the Company canceled 2,000,000 shares of its vested and unvested restricted common stock with a fair value of approximately $0.9 million issued to officers and employees, in exchange for 4,461,130 options to purchase shares of the Company’s common stock with a fair value of approximately $10.2 million (See Stock Options).

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

During the year ended March 31, 2021, the Company issued 800,000 shares of restricted stock to an officer of the Company and a consultant. The fair value of the restricted shares is approximately $4.1 million and the shares vest equally over period of 3 years.

The fair value of restricted stock awards is measured based on their fair value at the grant date and amortized over the vesting period, which is generally 2-3 years. As of March 31, 2021, the unrecognized stock-based compensation expense related to restricted stock awards was approximately $3.7 million which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options:

The Company provides stock-based compensation to employees, directors and consultants under the Plan. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company granted 8,949,107 stock options during the year ended March 31, 2021 and did not grant stock options during the year ended March 31, 2020. The following was used in determining the fair value of stock options granted during the year ended March 31, 2021.

Year ended March 31, 2021
Dividend yield	0%
Expected price volatility	50%
Risk free interest rate	0.16% - 0.94%
Expected term	1-7 years

A summary of activity under the Plan for the years ended March 31, 2021 and 2020 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2019	1,937,833	$0.54	9.2	$3,720,395
Outstanding at March 31, 2020	1,937,833	$0.54	8.2	$4,243,610
Granted	8,949,107	$3.23	8.4
Exercised	(25,000)	$0.15	-
Outstanding at March 31, 2021	10,861,940	$2.73	8.0	$17,523,650

Exercisable at March 31, 2021	10,382,079	$2.64	8.0	$17,361,817

On June 22, 2020, the Company’s Board of Directors adopted a resolution to accelerate the vesting of all options granted to be fully vested as of June 22, 2020.

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

During the year ended March 31, 2021, the Company granted 3,854,088 options to purchase shares of its common stock with a fair value of approximately $6.0 million to the Company’s Board of Directors, executives and employees. The options vest over a period of one month – 2 years.

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

During the year ended March 31, 2021, the Company granted 630,556 options to purchase shares of its common stock with a fair value of approximately $0.9 million for consulting services.

As of March 31, 2021, the Company had approximately $1.0 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plan, which is expected to be recognized over a weighted-average period of 1.8 years.

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

Warrants:

A summary of the Company’s warrant (excluding penny warrants) activity during the year ended March 31, 2021 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2020	1,281,852	$1.91	3.0	$-
Issued	3,727,765	$2.95	4.7
Exercised	(169,760)	$4.17	-
Canceled	(956,775)	$1.67	-
Outstanding at March 31, 2021	3,883,083	$2.49	4.6	$7,763,341

Exercisable at March 31, 2021	3,267,698	$1.93	4.1	$6,320,439

During the year ended March 31, 2021, the Company issued 116,667 warrants to purchase shares of the Company’s common stock. The warrants were exercised on a cashless basis on June 30, 2020, and the Company issued 97,222 shares of its common stock.

During the year ended March 31, 2021, the Company issued 398,896 warrants to purchase common stock in connection with the Company’s private placement transactions.

During the year ended March 31, 2021 the Company issued 208,000 warrants to purchase shares of the Company’s common stock and recorded a $0.2 million loss on issuance of these common stock warrants.

On January 26, 2021, in connection with the Company’s public offering, the Company issued a warrant to the underwriters to purchase 381,800 shares of its common stock. (See Note 9).

During the year ended March 31, 2021, 53,093 warrants were exercised for cash of approximately $0.2 million and the Company issued 53,093 shares of its common stock.

During the year ended March 31, 2021, the Company amended and restated 956,775 warrants related to its convertible notes and issued replacement warrants totaling 2,090,847. (See Note 8).

During the year ended March 31, 2021, the Company issued 531,555 warrants in connection with its convertible notes.

The Company estimated the fair value of the warrants using the Black-Scholes pricing model as follows:

Year ended
March 31, 2021
Expected price volatility	50.0%
Risk free interest rate	0.4% - 2.4%
Expected term	5 years

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 11 – Income Taxes

As of March 31, 2021, the Company has net operating loss carryforwards of approximately $14 million and $14 million available to reduce future taxable income, for federal and state income tax purposes, respectively. Under the Tax Cuts and Jobs Act, all federal NOLs incurred after December 31, 2017 are carried forward indefinitely. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the limitation of NOL utilization up to 80% of taxable income limitation is temporarily removed, allowing NOLs to fully offset taxable income. $25,523 of the federal NOL will expire in 2037. The state net operating loss carryforwards will begin to expire in 2037.

Under the Internal Revenue Code (“IRC”) Section 382, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of March 31, 2021. The Company has no income tax effect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

The federal and state tax returns beginning with the year ended December 31, 2017 are currently open for examination under the applicable federal and state income tax statutes of limitations.

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	As of March 31,
	2021	2020
Deferred tax assets:
Accrued vacation	$-	$2,489
Accrued payroll	147,307	-
Stock-based compensation	544,158	544,158
Net operating loss	3,678,886	2,410,744
Total deferred income tax assets	4,370,351	2,957,391

Deferred income tax liabilities:
Fixed assets	(712)	(532)
Development technology	(20,017)	(20,017)
Total deferred income tax liabilities	(20,729)	(20,549)

Net deferred income tax assets	4,349,622	2,936,842
Valuation allowance	(4,349,622)	(2,936,842)
Deferred tax asset, net of allowance	$-	$-

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	For the year ended March 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	1.1%	4.9%
Stock-based compensation	(7.3)%	(1.2)%
Loss on extinguishment of debt	(7.3)%	-%
Loss on exchange of notes payable for common stock and warrants	(0.8)%	-%
Change in fair value of warrant liability	(1.2)%	-%
Deferred tax true-up	(2.0)%	(0.3)%
Change in valuation allowance	(3.5)%	(24.5)%
Income taxes provision (benefit)	-%	-%

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

The Company has not identified any uncertain tax positions requiring a reserve as of March 31, 2021 and 2020. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the years ended March 31, 2021 and 2020.

The Company has not been under tax examination in any jurisdiction for the years ended March 31, 2021 and 2020.

Note 12 – Related Parties

As of March 31, 2020, the Company owed approximately $50,000 for net advances from Mr. Doug Croxall, the Company’s chief executive officer. The advances were non-interest bearing, and a formal agreement had not been finalized as of the date of this report. There were no amounts owed to Mr. Croxall as of March 31, 2021.

Note 13 – Commitments and Contingencies

Leases

Oregon State University

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

Hudson 11601 Wilshire, LLC

On March 4, 2021, the Company entered into a lease agreement with Hudson 11601 Wilshire, LLC, to lease 3,500 square feet of office space located in Los Angeles, California. The lease term is 39 months and expires on June 30, 2024. The monthly lease expense is as follows:

●	Months 1-12	-	$18,375.00

●	Months 13-24	-	$19,018.13

●	Months 25-36	-	$19,683.76

●	Months 37-39	-	$20,372.69

The Company paid a security deposit totaling $20,373 at the lease inception date.

On May 4, 2021, the Company entered into a lease agreement with HP Inc. to lease office and lab space located in Corvallis, Oregon. The lease term is 5 years and the lease commencement date is April 1, 2021. The monthly lease expense is $7,388 and increases 3% on each anniversary of the lease commencement date. The Company will pay a security deposit totaling $8,315. The Company has the option to extend the lease for an additional 5 years

CROWN ELECTROKINETICS CORP.

NOTES TO FINANCIAL STATEMENTS

During the years ended March 31, 2021 and 2020, the Company recognized rent expense of approximately $0.1 million for each period, respectively.

As of March 31, 2021, future minimum payments are as follows:

Year ended March 31, 2022	$384,904
Year ended March 31, 2023	326,002
Year ended March 31, 2024	313,643
Year ended March 31, 2025	144,275
Year ended March 31, 2026	99,783
Total	$1,268,607

Litigation

In August 2019, Spencer Clarke LLC (“Spencer Clarke”) filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, Index No. 654592/2019. Spencer Clarke has asserted claims arising from a 2018 Placement Agent Agreement (the “Placement Agent Agreement”) under which Spencer Clarke agreed to assist the Company in raising money for a potential public offering. Spencer Clarke claims that the Company failed to make certain payments under that Placement Agent Agreement. On September 27, 2019, the Company filed a motion to dismiss the complaint. On October 7, 2019, Spencer Clarke amended the complaint. On November 8, 2019, the Company filed an Answer and asserted Counterclaims against Spencer Clarke alleging breach of contract, anticipatory repudiation, and tortious interference with prospective business relations. The Company disputes that it owes any money to Spencer Clarke and is vigorously defending the claims against it.

From time to time, the Company is also involved in various other claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its financial position, results of operations, liquidity or capital resources.

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability and validity of third party proprietary rights or to establish the Company’s proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2021, through June 18, 2021, the date when financial statements were available to be issued to determine if they must be reported. The Company’s subsequent events are as follows:

Common Stock

Subsequent to March 31, 2021, the Company issued 26,261 shares of its common stock with a fair value of approximately $0.1 million or $3.81 per share in exchange for consulting services.

Stock Options

Subsequent to March 31, 2021, the Company granted 85,000 options to purchase shares of the Company’s common stock to an employee of the Company. The options have a fair value of approximately $0.2 million.