Form 10-Q
period 2021-06-30
Crown Electrokinetics Corp.
filed 2021-08-16
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of common stock, $0.0001 par value per share, outstanding as of August 10, 2021 was 15,037,408.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements.

CROWN ELECTROKINETICS CORP.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$12,478	$15,297
Prepaid & other current assets	255	346
Total current assets	12,733	15,643
Property and equipment, net	275	209
Intangible assets, net	1,603	1,650
Other assets	29	20
TOTAL ASSETS	$14,640	$17,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$321	$285
Accrued expenses	104	211
Notes payable	439	439
Total current liabilities	864	935
Total liabilities	864	935

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Series A preferred stock, par value $0.0001; 300 shares authorized, 251 shares outstanding as of June 30, 2021 and March 31, 2021, respectively	-	-
Series B preferred stock, par value $0.0001; 1,500 shares authorized, 1,443 shares outstanding as of June 30, 2021 and March 31, 2021, respectively	-	-
Series C preferred stock, par value $0.0001; 600,000 shares authorized, 500,756 shares outstanding as of June 30, 2021 and March 31, 2021, respectively	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 14,920,741 and 14,856,480 shares outstanding as of June 30, 2021 and March 31, 2021, respectively	1	1
Additional paid-in capital	76,376	73,789
Accumulated deficit	(62,601)	(57,203)
Total stockholders’ equity	13,776	16,587
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,640	$17,522

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2021	2020
Operating expenses:
Research and development	$435	$1,373
Selling, general and administrative	4,961	7,938
Total operating expenses	5,396	9,311

Loss from operations	(5,396)	(9,311)

Other income (expense):
Interest expense	(2)	(1,234)
Loss on coversion of notes	-	(22)
Loss on extinguishment of debt	-	(18)
Change in fair value of warrant liability	-	123
Total other expense	(2)	(1,151)

Net loss	$(5,398)	$(10,462)

Net loss per share, basic and diluted:	$(0.38)	$(1.81)

Weighted average shares outstanding, basic and diluted:	14,315,142	5,780,844

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Equity (Deficit)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	251	$-	1,443	$-	500,756	$-	14,856,480	$1	$73,789	$(57,203)	$16,587
Issuance of common stock in connection with consulting agreements	-	-	-	-	-	-	64,261	-	244	-	244
Stock option exercises	-	-	-	-	-	-	-	-	4	-	4
Stock-based compensation	-	-	-	-	-	-	-	-	2,339	-	2,339
Net loss	-	-	-	-	-	-	-	-	-	(5,398)	(5,398)
Balance as of June 30, 2021 (Unaudited)	251	$-	1,443	$-	500,756	$-	14,920,741	$1	$76,376	$(62,601)	$13,776

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2020	5,774,778	$1	$9,486	$(16,448)	$(6,961)
Issuance of common stock in satisfaction of accounts payable	54,149	-	122	-	122
Issuance of common stock in connection with notes payable	275,000	-	751	-	751
Issuance of common stock in connection with conversion of notes	788,081	-	2,151	-	2,151
Exercise of common stock warrants	97,222	-	-	-	-
Beneficial conversion feature in connection with notes payable	-	-	619	-	619
Issuance of common stock to consultants	103,337	-	282	-	282
Stock-based compensation	1,333,334	-	8,079	-	8,079
Common stock repurchased and subsequently canceled	(166,667)	-	(225)	-	(225)
Net loss	-	-	-	(10,462)	(10,462)
Balance as of June 30, 2020 (Unaudited)	8,259,234	$1	$21,265	$(26,910)	$(5,644)

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,398)	$(10,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,339	8,079
Issuance of common stock to consultants	244	282
Depreciation and amortization	66	15
Loss on extinguishment of debt	-	18
Loss on conversion of notes	-	22
Amortization of debt discount	-	1,052
Change in fair value of warrant liability	-	(123)
Changes in operating assets and liabilities:
Prepaid and other assets	82	6
Account payable	36	(112)
Accrued expenses	(107)	(190)
Accrued interest	-	127
Net cash used in operating activities	(2,738)	(1,286)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(85)	-
Net cash used in investing activities	(85)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	4	-
Repayment of senior secured promissory note	-	(200)
Proceeds from PPP loan	-	205
Proceeds from issuance of senior secured convertible notes and common stock warrants	-	2,050
Common stock repurchased and subsequently canceled	-	(225)
Net cash provided by financing activities	4	1,830

Net (decrease) increase in cash	(2,819)	544
Cash — beginning of period	15,297	48
Cash — end of period	$12,478	$592

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid research and development license included in accounts payable	$-	$100
Beneficial conversion feature in connection with notes payable	$-	$619
Issuance of common stock in connection with conversion of notes	$-	$2,151
Issuance of common stock in connection with notes payable	$-	$751
Issuance of common stock in satisfaction of accounts payable	$-	$122
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2	$56
Cash paid income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Three months ended June 30, 2021
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

All of the Company’s share and per share amounts of common stock included in this Form 10-Q have been retroactively adjusted to reflect the reverse stock split.

Note 2 – Liquidity, Management Plans and Risks & Uncertainties

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $62.6 million at June 30, 2021, a net loss of approximately $5.4 million, and approximately $2.7 million of net cash used in operating activities for the three months ended June 30, 2021. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

Although it is difficult to predict the Company’s liquidity requirements as of June 30, 2021, based upon the Company’s current operating plan and completion of its public offering, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these condensed financial statements.

Management is constantly monitoring the impact of the COVID-19 pandemic on operations and financials of the Company. To date the main impact has been the delayed evaluation of potential manufacturing partnerships. These delays have been caused by Covid lockdowns i) restricting site tour opportunities by potential partners and ii) driving strong demand for potential partners existing product lines, limiting their capacity to assess new partnership opportunities. The Company has concluded that while it is reasonably possible that the virus could still have a negative effect on the Company’s financial position, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Three months ended June 30, 2021
(Unaudited)

Note 3 – Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s financial statements included in its Annual Report for the fiscal year ended March 31, 2021.

Basis of Presentation

The Company’s condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results for the full year or the results for any future periods. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended March 31, 2021 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2021.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2021 and 2020 are as follows (unaudited):

	June 30,
	2021	2020
Series A preferred stock	188,311	-
Series B preferred stock	2,019,038	-
Series C preferred stock	560,757	-
Warrants to purchase common stock (excluding penny warrants)	3,883,083	1,921,452
Options to purchase common stock	10,538,708	4,683,389
Unvested restricted stock awards	711,112	1,000,004
Restricted stock units	1,061,905	-
Convertible notes	-	2,805,941
	18,962,914	10,410,786

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Three months ended June 30, 2021
(Unaudited)

JOBS Act Transition Period

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

Recent Issued and Adopted Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s unaudited condensed financial statements properly reflect the change.

Note 4 – Property & Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	June 30,	March 31,
	2021	2021
	(Unaudited)
Equipment	$345	$295
Computers	15	11
Leasehold improvements	20	14
Construction in progress	25	-
Total	405	320
Less accumulated depreciation and amortization	(130)	(111)
Property and equipment, net	$275	$209

Depreciation expense for the three months ended June 30, 2021 and 2020 was approximately $19,000 and $5,000 respectively.

Note 5 – Intangible Assets, Net

Intangible assets, net, consists of the following (in thousands):

	June 30,	March 31,
	2021	2020
	(Unaudited)
Patents	$1,475	$1,475
Research license	375	375
Total	1,850	1,850
Accumulated amortization	(247)	(200)
Research license, net	$1,603	$1,650

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2021

(Unaudited)

The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of June 30, 2021 (in thousands):

Estimated Amortization Expense
(Unaudited)
2022	$141
2023	188
2024	188
2025	188
2026 and thereafter	898
Total	$1,603

For the three months ended June 30, 2021 and 2020, amortization expense was approximately $47,000 and $10,000, respectively.

Note 6 – Accrued Expenses

As of June 30, 2021 and March 31, 2021, the Company’s accrued expenses consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
	(Unaudited)
Directors and officers insurance financing	$-	$160
General liability insurance	29	-
Professional fees	-	49
Rent	73	-
Other	2	2
Total	$104	$211

Note 7 – Notes Payable:

Notes payable was approximately $0.4 million as of June 30, 2021 and March 31, 2021, respectively, and primarily consisted of its Paycheck Protection Loan.

Paycheck Protection Loan

On April 24, 2020 and March 3, 2021, the Company entered into Promissory Notes (the “PPP Notes”) with Newtek Corp AVB as the lender (the “Lender”), pursuant to which the Lender agreed to make loans to the Company under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration (the “SBA”) in principal amounts of $197,200 and $233,300 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP Loan. The Company used the PPP Loan amounts against Qualifying Expenses and has initiated the process of loan forgiveness for the first tranche of $197,200. The Company anticipates that both loan principals will be fully forgiven. The interest rate on the PPP Notes is a fixed rate of 1% per annum and the PPP Notes mature in two years.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2021

(Unaudited)

The PPP Notes include events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Notes.

On June 17, 2020, the Company received an Economic Injury Disaster Loan totaling $8,000 from the U.S. Small Business Administration.

Note 8 – Stockholders’ Deficit

Preferred Stock

As of June 30, 2021 and March 31, 2021, there were 50,000,000 authorized shares of the Company’s preferred stock, par value $0.0001.

Series A Preferred Sock

As of June 30, 2021 and March 31, 2021, the Company had 251 shares of its Series A preferred stock issued and outstanding.

Series B Preferred Stock

 As of June 30, 2021 and March 31, 2021, the Company had 1,443 shares of its Series B preferred stock issued and outstanding.

Series C Preferred Stock

As of June 30, 2021 and March 31, 2021, the Company had 500,756 shares of its Series C preferred stock issued and outstanding.

Common Stock

Stock Issued for Services

During the three months ended June 30, 2021, the Company issued 64,261 shares of its common stock with a fair value of approximately $0.2 million in exchange for consulting services.

Stock Options

During the year ended March 31, 2021, the Company issued 25,000 shares of its common stock in connection with the exercise of stock options, with an exercise price of $0.15 per share. During April 2021, the Company received the related proceeds of $3,750.

Note 9 – Stock-Based Compensation, Restricted Stock and Stock Options:

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2021

(Unaudited)

The Company grants equity-based compensation under its 2020 Plan and its 2016 Equity Incentive Plan (the “2016 Plan”). The 2020 Plan and 2016 Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants. As of June 30, 2021, there is a total of 7,333,333 shares of the Company’s common stock available under the 2016 Plan.

Stock-based compensation:

The Company recognized total expenses for stock-based compensation (including the issuance of common stock to consultants) during the three months ended June 30, 2021 and 2020, which are included in the accompanying statements of operations, as follows (in thousands):

	Three months ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Research and development expenses	$32	$1,152
Selling, general and administrative expenses	2,551	7,209
Total stock-based compensation	$2,583	$8,361

Restricted stock units:

Upon the Company’s uplisting to Nasdaq in January 2021, the Company granted 1,061,905 restricted stock units with a fair value of approximately $4.7 million to the Company’s Chief Executive Officer. As a result of this grant to the Company’s Chief Executive Officer, during the three months ended June 30, 2021, the Company recognized stock-based compensation of approximately $1.2 million, and as of June 30, 2021, unrecognized stock-based compensation totaled approximately $2.7 million.

Restricted stock awards:

A summary of the Company’s restricted stock activity during the three months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at March 31, 2021	777,778	$5.12
Vested	(66,666)	$5.12
Unvested at June 30, 2021 (unaudited)	711,112	$5.12

The fair value of restricted stock awards is measured based on their fair value at the grant date and amortized over the vesting period, which is generally 2 to 3 years. As of June 30, 2021, the unrecognized stock-based compensation expense related to restricted stock awards was approximately $3.1 million, which is expected to be recognized over a weighted-average period of 1.4 years.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2021

(Unaudited)

During the three months ended June 30, 2021, the Company granted 198,149 options to purchase shares of the Company’s common stock to employees of the Company. The options have a fair value of approximately $0.3 million.

On April 1, 2021, the Company granted 49,998 options to purchase shares of its common stock with a fair value of approximately $0.1 million to members of the Company’s Board of Directors.

The following was used in determining the fair value of stock options granted during the three months ended June 30, 2021 and 2020 (unaudited).

	Three Months Ended
	2021	2020
Dividend yield	0%	0%
Expected price volatility	50%	50%
Risk free interest rate	0.35% - 0.90%	0.16% - 0.44%
Expected term	3-5 years	5-6 years

A summary of activity under the Plan for the three months ended June 30, 2021 is as follows (in thousands except share and per share amounts):

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2021	10,861,940	$2.73	8.2	$17,524
Granted	248,147	$4.41	6.2
Canceled	(571,379)	$3.32	-
Outstanding at June 30, 2021 (unaudited)	10,538,708	$2.74	7.8	$16,098

Exercisable at June 30, 2021 (unaudited)	10,025,932	$2.63	7.8	$16,093

As of June 30, 2021, the Company had approximately $0.7 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plan, which is expected to be recognized over a weighted-average period of 1.1 years.

Warrants:

A summary of the Company’s warrant activity during the three months ended June 30, 2021 is as follows (in thousands except share and per share amounts):

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2021	3,883,083	$2.49	4.6	$7,763
Outstanding at June 30, 2021 (unaudited)	3,883,083	$2.49	4.3	$7,502

Exercisable at June 30, 2021 (unaudited)	3,267,698	$1.93	4.1	$6,320

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2021

(Unaudited)

Note 10 – Commitments and Contingencies

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

Hudson 11601 Wilshire, LLC

On March 4, 2021, the Company entered into a lease agreement with Hudson 11601 Wilshire, LLC, to lease 3,500 square feet of office space located in Los Angeles, California. The lease term is 39 months and expires on June 30, 2024. The monthly lease expense is as follows:

●	Months 1-12	-	$18,375

●	Months 13-24	-	$19,018

●	Months 25-36	-	$19,684

●	Months 37-39	-	$20,373

The Company paid a security deposit totaling $20,373 at the lease inception date.

HP Inc.

On May 4, 2021, the Company entered into a lease agreement with HP Inc. to lease office and lab space located in Corvallis, Oregon. The lease term is 5 years and the lease commencement date was April 1, 2021. The monthly lease expense is $7,388 and increases 3% on each anniversary of the lease commencement date. The Company paid a security deposit totaling $8,315. The Company has the option to extend the lease for an additional 5 years.

During the three months ended June 30, 2021 and 2020, the Company recognized rent expense of approximately $0.1 million and $24,000, respectively.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three months ended June 30, 2021

(Unaudited)

As of June 30, 2021, future minimum payments are as follows (in thousands):

(Unaudited)
Nine months ended March 31, 2022	$289
Year ended March 31, 2023	326
Year ended March 31, 2024	314
Year ended March 31, 2025	144
Year ended March 31, 2026	99
Total	$1,172

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

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2021, through August 13, 2021, the date when condensed financial statements were issued to determine if they must be reported.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this report.

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

On March 4, 2021, the Company entered into a standard office lease with Hudson 11601 Wilshire, LLC, to lease 3,500 square feet of office space located at 11601 Wilshire Boulevard, Los Angeles, California 90025. The base monthly rent for the first year of the lease is $18,375 per month, which increases to $19,018 per month for the second year, $19,684 for the third year and $20,373 for the final three months of the lease. The lease expires on June 30, 2024. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate the expansion of our operations. This office space, along with ATAMI, offers Crown all the space requirements it needs for the foreseeable future.

The Company intends to develop and sell our patented EK Technology under the name DynamicTintTM. We intend to generate revenue by selling, and in some cases leasing, DynamicTintTM film or DynamicTint Inserts to our customers. We are in discussions with multiple building owners to buy or lease our DynamicTintTM Inserts.

Crown is in active discussions with multiple glass and film manufacturers for assessment of its DynamicTint technology and its application to glass markets around the world.

Crown’s first product will be the DynamicTint Insert for commercial buildings. Crown’s Commercial Building Insert would allow the building owner to quickly convert its single pane window units to a dual pane window unit. Crown’s insert would act as the “second pane” and would allow the building owner to enjoy all the benefits of a dual pane window without having to replace their existing single pane windows. Crown’s insert can be integrated into the building HVAC control system, thereby optimizing the use of our DynamicTint Insert and reducing the use of the HVAC to heat or cool the rooms utilizing our technology. Initial field tests of Crown’s DynamicTint technology suggests HVAC energy savings of 26% could result from the installation of Crown’s Inserts. As Crown’s DynamicTint technology requires very little energy to effect that transition from clear to dark state, a rechargeable battery coupled with a built-in solar cell eliminates the need to hardwire the inserts to the building electrical system. Crown believes that the potential retrofit market for its DynamicTint Building Inserts is significantly large. Each unit will have wireless communication capability for control of the film and communication with the building HVAC system.

Crown’s commercialization strategies are deeply rooted in leveraging existing infrastructure. As such, Crown intends to partner with industry leading manufacturers of glass and windows as well as manufacturers of plastic film. Crown will pursue multiple paths to having its film manufactured which may include contracting manufacturing through third parties and developing its own manufacturing capabilities, or a hybrid of both. Those ongoing evaluations in combination with the ongoing development work with two of Crown’s existing manufacturing partners, is expected to allow Crown to move from a “development only” stage into commercialization stage in 2022.

Results of Operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Research and development	$435	$1,373
Selling, general and administrative	4,961	7,938
Other expense	2	1,151
Net loss	$5,398	$10,462

Research and Development

Research and development expenses were $0.4 million for the three months ended June 30, 2021 compared to $1.4 million for the three months ended June 30, 2020. The decrease of $1.0 million is primarily related to lower stock-based compensation expenses recognized for stock options granted to our employees and officers during the three months ended June 30, 2020.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $5.0 million and $7.9 million for the three months ended June 30, 2021 and 2020, respectively. The $2.9 million decrease in SG&A expenses is primarily attributable to lower stock-based compensation expense of $4.6 million, offset by increases in legal, professional and consulting fees of $0.7 million, increases in payroll and related expenses of $0.3 million due to increased headcount, bonuses paid to our Chief Executive Officer of $0.4 million, and increases in operating overhead of $0.3 million. Lower stock-based compensation expenses of $4.6 million consisted of $3.3 million recognized with the issuance of 1,333,333 shares of restricted stock to our Chief Executive Officer in the 2020 period and $2.5 million of stock-based compensation related to stock options granted to our employees and officers during the three months ended June 30, 2020, offset by a $1.2 million increase in stock-based compensation for restricted stock units.

Other Expense

Other expense was nominal during the three months ended June 30, 2021. Other expense was $1.2 million for the three months ended June 30, 2020, and was primarily due to interest incurred on our convertible notes.

Liquidity

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $62.6 million at June 30, 2021, a net loss of approximately $5.4 million, and approximately $2.7 million of net cash used in operating activities for the three months ended June 30, 2021. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

Although it is difficult to predict the Company’s liquidity requirements as of June 30, 2021, based upon the Company’s current operating plan and completion of its public offering, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these condensed financial statements.

Cash Flows (in thousands)

	Three Months Ended June 30,
	2021	2020
Cash and cash equivalents at the beginning of the period	$15,297	$48
Net cash used in operating activities	(2,738)	(1,286)
Net cash used in investing activities	(85)	-
Net cash provided by financing activities	4	1,830
Cash and cash equivalents at the end of the period	$12,478	$592

Operating Activities

For the three months ended June 30, 2021, net cash used in operating activities was $2.7 million, which primarily consisted of our net loss of $5.4 million, adjusted for non-cash expenses of $2.6 million which primarily consisted of stock-based compensation expenses. The net change in operating assets and liabilities was nominal.

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

Investing Activities

For the three months ended June 30, 2021, net cash used in investing activities was approximately $0.1 million, related to the purchase of property and equipment.

There were no investing activities during the three months ended June 30, 2020.

Financing Activities

For the three months ended June 30, 2021, net cash provided by financing activities was nominal.

For the three months ended June 30, 2020, net cash provided by financing activities was $1.8 million. The net cash provided was primarily related to $2.1 million of proceeds received from the issuance of our senior secured convertible notes and the related stock warrants, and $0.2 million of proceeds received from our PPP loan, offset by $0.2 million for the repurchase of shares of our common stock and $0.2 million for the repayment of our senior secured promissory note.

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

With respect to the quarter ended June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those previously disclosed by the Company in its current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of the Company’s equity securities during the period covered by this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Electrokinetics Corp.

Dated: August 13, 2021	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and
Principal Executive Officer

Dated: August 13, 2021	/s/ Joel Krutz
Joel Krutz
Chief Financial Officer and
Principal Financial Officer