Form 10-Q
period 2021-09-30
Crown Electrokinetics Corp.
filed 2021-11-12
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of common stock, $0.0001 par value per share, outstanding as of November 12, 2021 was 14,530,126.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements.

CROWN ELECTROKINETICS CORP.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$9,701	$15,297
Prepaid & other current assets	705	346
Total current assets	10,406	15,643
Property and equipment, net	484	209
Intangible assets, net	1,783	1,650
Other assets	28	20
TOTAL ASSETS	$12,701	$17,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$426	$285
Accrued expenses	480	211
Notes payable	439	439
Total current liabilities	1,345	935
Total liabilities	1,345	935

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Series A preferred stock, par value $0.0001; 300 shares authorized, 251 shares outstanding as of September 30, 2021 and March 31, 2021, respectively	-	-
Series B preferred stock, par value $0.0001; 1,500 shares authorized, 1,443 shares outstanding as of September 30, 2021 and March 31, 2021, respectively	-	-
Series C preferred stock, par value $0.0001; 600,000 shares authorized, 500,756 shares outstanding as of September 30, 2021 and March 31, 2021, respectively	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 14,530,126 and 14,856,480 shares outstanding as of September 30, 2021 and March 31, 2021, respectively	1	1
Additional paid-in capital	79,659	73,789
Accumulated deficit	(68,304)	(57,203)
Total stockholders’ equity	11,356	16,587
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,701	$17,522

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30		Six Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$787	$423	$1,221	$1,796
Selling, general and administrative	4,865	1,659	9,827	9,597
Total operating expenses	5,652	2,082	11,048	11,393

Loss from operations	(5,652)	(2,082)	(11,048)	(11,393)

Other expense:
Other expense	(49)	(54)	(49)	(54)
Interest expense	(2)	(1,090)	(4)	(2,324)
Loss on exchange of notes payable for common stock and warrants	-	(1,500)	-	(1,522)
Loss on extinguishment of debt	-	(180)	-	(198)
Change in fair value of warrant liability	-	(861)	-	(738)
Total other expense	(51)	(3,685)	(53)	(4,836)

Net loss	$(5,703)	$(5,767)	$(11,101)	$(16,229)

Net loss per share, basic and diluted:	$(0.39)	$(0.67)	$(0.77)	$(2.26)

Weighted average shares outstanding, basic and diluted:	14,510,818	8,548,506	14,413,515	7,177,461

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Equity (Deficit)

Three and Six Months Ended September 30, 2021 and 2020

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of June 30, 2021 (Unaudited)	251	$-	1,443	$-	500,756	$-	14,920,741	$1	$76,376	$(62,601)	$13,776
Restricted stock awards exchanged for restricted stock units	-	-	-	-	-	-	(800,000)	-	-	-	-
Stock option exercises	-	-	-	-	-	-	409,385	-	182	-	182
Stock-based compensation	-	-	-	-	-	-	-	-	3,101	-	3,101
Net loss	-	-	-	-	-	-	-	-	-	(5,703)	(5,703)
Balance as of September 30, 2021 (Unaudited)	251	$-	1,443	$-	500,756	$-	14,530,126	$1	$79,659	$(68,304)	$11,356

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2020 (Unaudited)	8,259,234	$2	$21,264	$(26,910)	$(5,644)
Issuance of common stock, net of fees	463,333	-	1,063	-	1,063
Issuance of common stock in connection with notes payable	43,333	-	180	-	180
Issuance of common stock in connection with conversion of notes	780,721	-	2,343	-	2,343
Issuance of common stock warrants	-	-	263	-	263
Stock-based compensation	-	1	970	-	971
Net loss	-	-	-	(5,767)	(5,767)
Balance as of September 30, 2020 (Unaudited)	9,546,621	$3	$26,083	$(32,677)	$(6,591)

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Equity (Deficit)

Three and Six Months Ended September 30, 2021 and 2020

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	251	$-	1,443	$-	500,756	$-	14,856,480	$1	$73,789	$(57,203)	$16,587
Issuance of common stock in connection with consulting agreements	-	-	-	-	-	-	64,261	-	244	-	244
Restricted stock awards exchanged for restricted stock units	-	-	-	-	-	-	(800,000)	-	-	-	-
Stock option exercises	-	-	-	-	-	-	409,385	-	186	-	186
Stock-based compensation	-	-	-	-	-	-	-	-	5,440	-	5,440
Net loss	-	-	-	-	-	-	-	-	-	(11,101)	(11,101)
Balance as of September 30, 2021 (Unaudited)	251	$-	1,443	$-	500,756	$-	14,530,126	$1	$79,659	$(68,304)	$11,356

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2020	5,774,778	$2	$9,486	$(16,448)	$(6,960)
Issuance of common stock and warrants, net of fees	463,333	-	1,063	-	1,063
Issuance of common stock in satisfaction of accounts payable	54,149	-	122	-	122
Issuance of common stock in connection with notes payable	318,333	-	930	-	930
Issuance of common stock in connection with conversion of notes	1,568,802	-	4,494	-	4,494
Issuance of common stock warrants	-	-	263	-	263
Exercise of common stock warrants	97,222	-	-	-	-
Beneficial conversion feature in connection with notes payable	-	-	619	-	619
Issuance of common stock to consultants	103,337	-	282	-	282
Stock-based compensation	1,333,334	1	9,049	-	9,050
Common stock repurchased and subsequently canceled	(166,667)	-	(225)	-	(225)
Net loss	-	-	-	(16,229)	(16,229)
Balance as of September 30, 2020 (Unaudited)	9,546,621	$3	$26,083	$(32,677)	$(6,591)

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,101)	$(16,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,440	9,050
Issuance of common stock to consultants	244	282
Depreciation and amortization	138	35
Loss on extinguishment of debt	-	198
Loss on exchange of notes payable for common stock and warrants	-	1,521
Amortization of debt discount	-	1,990
Non-cash expenses for placement agent	-	55
Change in fair value of warrant liability	-	738
Changes in operating assets and liabilities:
Prepaid and other assets	(367)	(79)
Account payable	141	(111)
Accrued expenses	269	(522)
Accrued interest	-	278
Net cash used in operating activities	(5,236)	(2,794)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(315)	(29)
Purchase of patents	(231)	-
Net cash used in investing activities	(546)	(29)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of fees	-	1,599
Proceeds from the exercise of stock options	186	-
Repayment of senior secured promissory note	-	(200)
Proceeds from PPP loan	-	205
Repayment of notes payable	-	(53)
Proceeds from issuance of senior secured convertible notes and common stock warrants	-	2,050
Common stock repurchased and subsequently canceled	-	(225)
Net cash provided by financing activities	186	3,376

Net (decrease) increase in cash	(5,596)	553
Cash — beginning of period	15,297	48
Cash — end of period	$9,701	$601

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid research and development license included in accounts payable	$-	$75
Beneficial conversion feature in connection with notes payable	$-	$619
Issuance of common stock in connection with conversion of notes	$-	$4,494
Issuance of common stock in connection with notes payable	$-	$930
Issuance of common stock in satisfaction of accounts payable	$-	$122
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$4	$56
Cash paid income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements
Three and six months ended September 30, 2021
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

Note 2 - Liquidity, Management Plans and Risks & Uncertainties

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $68.3 million at September 30, 2021, a net loss of approximately $11.1 million, and approximately $5.6 million of net cash used in operating activities for the six months ended September 30, 2021. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

In November 2021, the Company entered into a non-binding term sheet with a financial institution in connection with a $10 million Standby Letter of Credit (“SLOC”). The SLOC accrues interest at a rate of 8% per annum and matures two years from the issuance date of the SLOC. Interest is payable quarterly.

Although it is difficult to predict the Company’s liquidity requirements as of September 30, 2021, based upon the Company’s current operating plan, cash on hand, and SLOC funding, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these condensed financial statements.

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

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Three and six months ended September 30, 2021
(Unaudited)

Note 3 - Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s financial statements included in its Annual Report for the fiscal year ended March 31, 2021.

Basis of Presentation

The Company’s condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three and six months ended September 30, 2021 are not necessarily indicative of the results for the full year or the results for any future periods. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended March 31, 2021 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2021.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2021 and 2020 are as follows (unaudited):

	September 30,
	2021	2020
Series A preferred stock	188,311	-
Series B preferred stock	2,019,038	-
Series C preferred stock	560,757	-
Warrants to purchase common stock (excluding penny warrants)	4,300,177	1,921,452
Options to purchase common stock	10,920,432	4,683,389
Unvested restricted stock awards	-	1,000,004
Unvested restricted stock units	2,039,683	-
Convertible notes	-	2,805,941
	20,028,398	10,410,786

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Three and six months ended September 30, 2021
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

Recent Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

Note 4 - Property & Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	September 30,	March 31,
	2021	2021
	(Unaudited)
Equipment	$563	$295
Computers	27	11
Leasehold improvements	20	14
Construction in progress	25	-
Total	635	320
Less accumulated depreciation and amortization	(151)	(111)
Property and equipment, net	$484	$209

Depreciation expense for the three months ended September 30, 2021 and 2020 was approximately $21,000 and $5,000 respectively. Depreciation expense for the six months ended September 30, 2021 and 2020 was approximately $40,000 and $15,000 respectively.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Three and six months ended September 30, 2021
(Unaudited)

Note 5 - Intangible Assets, Net

During the six months ended September 30, 2021, the Company entered into a Patent Assignment Agreement with International Business Machines Corporation (“IBM”) to acquire an ownership interest in assigned patents. As consideration for the patents, the Company paid $231,000 (including legal fees of approximately $6,000) during the six months ended September 30, 2021.

Intangible assets, net, consists of the following (in thousands):

	September 30,	March 31,
	2021	2020
	(Unaudited)
Patents	$1,706	$1,475
Research license	375	375
Total	2,081	1,850
Accumulated amortization	(298)	(200)
Research license, net	$1,783	$1,650

The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of September 30, 2021 (in thousands):

	Estimated Amortization Expense	Rounding Check
	(Unaudited)
2022	$105	105
2023	211	211
2024	211	211
2025	211	211
2026 and thereafter	1,045	1,045
Total	$1,783	1,783

For the three months ended September 30, 2021 and 2020, amortization expense was approximately $51,000 and $10,000, respectively. For the six months ended September 30, 2021 and 2020, amortization expense was approximately $98,000 and $20,000, respectively.

Note 6 - Accrued Expenses

As of September 30, 2021 and March 31, 2021, the Company’s accrued expenses consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
	(Unaudited)
Directors and officers insurance financing	$-	$160
General liability insurance	388	-
Professional fees	-	49
Rent	91	-
Other	1	2
Total	$480	$211

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Three and six months ended September 30, 2021
(Unaudited)

Note 7 - Notes Payable:

Notes payable was approximately $0.4 million as of September 30, 2021 and March 31, 2021, respectively, and primarily consisted of its Paycheck Protection Loan.

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

On June 17, 2020, the Company received an Economic Injury Disaster Loan totaling $8,000 from the U.S. Small Business Administration.

Note 8 - Stockholders’ Equity (Deficit)

Preferred Stock

As of September 30, 2021 and March 31, 2021, there were 50,000,000 authorized shares of the Company’s preferred stock, par value $0.0001.

Series A Preferred Sock

As of September 30, 2021 and March 31, 2021, the Company had 251 shares of its Series A preferred stock issued and outstanding.

Series B Preferred Stock

As of September 30, 2021 and March 31, 2021, the Company had 1,443 shares of its Series B preferred stock issued and outstanding.

Series C Preferred Stock

As of September 30, 2021 and March 31, 2021, the Company had 500,756 shares of its Series C preferred stock issued and outstanding.

Common Stock

Stock Issued for Services

During the six months ended September 30, 2021, the Company issued 64,261 shares of its common stock with a fair value of approximately $0.2 million in exchange for consulting services.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Three and six months ended September 30, 2021
(Unaudited)

Stock Options

During the six months ended September 30, 2021, the Company issued 409,385 shares of its common stock in connection with the exercise of stock options and received proceeds of approximately $0.2 million.

During the year ended March 31, 2021, the Company issued 25,000 shares of its common stock in connection with the exercise of stock options, with an exercise price of $0.15 per share. During April 2021, the Company received the related proceeds of $3,750.

Note 9 - Stock-Based Compensation, Restricted Stock and Stock Options:

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

The Company grants equity-based compensation under its 2020 Plan and its 2016 Equity Incentive Plan (the “2016 Plan”). The 2020 Plan and 2016 Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants. As of September 30, 2021, there is a total of 7,333,333 shares of the Company’s common stock available under the 2016 Plan.

Under the 2016 Plan and the 2020 Plan, upon the exercise of stock options and issuance of fully vested restricted common stock, shares of common stock may be withheld to satisfy tax withholdings. As of September 30, 2021, the Company intends to net settle certain employee options to ensure adequate authorized shares under the Incentive Plan.

Stock-based compensation:

The Company recognized total expenses for stock-based compensation during the three and six months ended September 30, 2021 and 2020, which are included in the accompanying statements of operations, as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development expenses	$113	$141	$145	$1,293
Selling, general and administrative expenses	2,988	830	5,539	7,757
Total stock-based compensation	$3,101	$971	$5,684	$9,050

Restricted stock units:

A summary of the Company’s restricted stock activity during the six months ended September 30, 2021 is as follows (unaudited):

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at March 31, 2021	1,061,905	$4.50
Granted	1,200,000	$4.74
Vested	(222,222)	$4.78
Unvested at September 30, 2021 (unaudited)	2,039,683	$4.61

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Three and six months ended September 30, 2021
(Unaudited)

Upon the Company’s uplisting to Nasdaq in January 2021, the Company granted 1,061,905 restricted stock units with a fair value of approximately $4.7 million to the Company’s Chief Executive Officer.

During the six months ended September 30, 2021, the Company granted 800,000 restricted stock units with a fair value of approximately $4.1 million, in exchange for 800,000 restricted stock awards issued to an officer of the Company and a consultant during the fiscal year ended March 31, 2021. The fair value and vesting terms of the restricted stock units are identical to the terms of the restricted stock awards, and therefore, no incremental stock-based compensation has been recognized during the six months ended September 30, 2021.

During the six months ended September 30, 2021, the Company granted 400,000 restricted stock units with a fair value of approximately $1.3 million to its Chief Financial Officer.

During the three and six months ended September 30, 2021, the Company recognized stock-based compensation of approximately $2.0 million and $3.8 million, respectively, related to restricted stock. During the three months ended September 30, 2020, the Company recognized stock-based compensation of approximately $0.2 million and $4.5 million, respectively, related to restricted stock. As of September 30, 2021, unrecognized stock-based compensation totaled approximately $4.4 million.

Restricted stock awards:

A summary of the Company’s restricted stock activity during the six months ended September 30, 2021 is as follows (unaudited):

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at March 31, 2021	777,778	$5.12
Vested	(66,666)	$5.12
Canceled	(711,112)	$5.12
Unvested at September 30, 2021 (unaudited)	-	$5.12

During the six months ended September 30, 2021, 66,666 shares of the Company’s restricted stock awards vested. During the six months ended September 30, 2021, the Company exchanged 88,888 shares of its vested restricted stock awards and 711,112 of its unvested restricted stock awards for restricted stock units. (See Restricted stock units).

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

During the six months ended September 30, 2021, the Company granted 1,227,204 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors, employees and consultants. The options have a fair value of approximately $1.9 million.

The following was used in determining the fair value of stock options granted during the three and six months ended September 30, 2021 and 2020 (unaudited).

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Dividend yield	0%	0%	0%	0%
Expected price volatility	50%	50%	50%	50%
Risk free interest rate	0.66%-1.30%	0.16% - 0.44%	0.35%-1.30%	0.16% - 0.44%
Expected term	5-7 years	5-6 years	3-7 years	5-6 years

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Three and six months ended September 30, 2021
(Unaudited)

A summary of activity under the Plan for the six months ended September 30, 2021 is as follows (in thousands except share and per share amounts):

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2019	1,937,833	$0.54	9.2	$3,720,395
Outstanding at March 31, 2020	1,937,833	$0.54	8.2	$4,243,610
Granted	8,949,107	$3.23	8.4
Exercised	(25,000)	$0.15	-
Outstanding at March 31, 2021	10,928,607 *	$2.73	8.2	$17,524
Granted	1,227,204	$3.49	9.8
Exercised	(419,000)	$0.51	-
Canceled	(816,379)	$3.88	-
Outstanding at September 30, 2021 (unaudited)	10,920,432	$2.83	7.8	$13,089

Exercisable at September 30, 2021 (unaudited)	9,756,406	$2.73	7.7	$12,483

*	Options outstanding as of March 31, 2021 includes 66,667 options to purchase shares of the Company’s common stock granted on October 16, 2020 and were recorded as an out of period adjustment. The related stock-based compensation of approximately $0.2 million has been expensed during the six months ended September 30, 2021.

During the three and six months ended September 30, 2021, the Company recognized stock-based compensation of approximately $0.3 million and $0.9 million, respectively, related to stock options. During the three and six months ended September 30, 2020, the Company recognized stock-based compensation of approximately $0.6 million and $4.4 million, respectively, related to stock options. As of September 30, 2021, the Company had approximately $1.4 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plan, which is expected to be recognized over a weighted-average period of 1.7 years.

Warrants:

A summary of the Company’s warrant activity during the six months ended September 30, 2021 is as follows (in thousands except share and per share amounts):

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2021	3,883,083	$2.49	4.6	$7,763
Issued	550,724	$4.07	5.0
Canceled	(133,630)	$5.63	-
Outstanding at September 30, 2021 (unaudited)	4,300,177	$2.60	4.2	$7,026

Exercisable at September 30, 2021 (unaudited)	3,368,422	$1.91	4.1	$6,447

During the six months ended September 30, 2021, the Company issued 550,724 common stock warrants in exchange for consulting and advisory services. The warrants have a fair value of approximately $0.7 million which is recorded as stock-based compensation in the accompanying condensed statement of operations for the three and six months ended September 30, 2021.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Three and six months ended September 30, 2021
(Unaudited)

The following was used in determining the fair value of warrants issued during the three and six months ended September 30, 2021 and 2020 (unaudited).

	Three Months Ended September 30,	Six Months Ended September 30,
	2021	2021
Dividend yield	0%	0%
Expected price volatility	50%	50%
Risk free interest rate	0.66%-1.30%	0.35%-1.30%
Expected term	5-7 years	3-7 years

Note 10 - Commitments and Contingencies

Leases

Oregon State University

On March 8, 2016, the Company entered into a lease agreement with Oregon State University, to lease office and laboratory space located at HP Campus Building 11, 1110 NE Circle Blvd, Corvallis, Oregon, for approximately $400 monthly. On July 1, 2016, the Company entered into the first amendment to the lease agreement which increased the monthly lease expense to approximately $1,200. On October 1, 2017, the Company entered into a sublease agreement, which provides for additional office space and the monthly lease payment increased to approximately $1,800. The lease expired on June 30, 2018 and the Company extended the lease through June 30, 2019. The monthly lease payment increased to approximately $4,500 for the months ended June 30 2018 through November 30, 2018 and increased to approximately $7,550 for the months ended December 31, 2018 through June 30, 2019.

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

On September 1, 2021, the Company entered into the seventh amendment to its lease with Oregon State University which expands the lease to now include approximately 703 square feet of lab space, 576 square feet of cubicle space, 1096 square feet of Highbay lab space, and 376 square feet of High bay storage space in a building commonly known as Building 11. Effective September 1, 2021, the quarterly operating expense will be $31,647 covering all utility and facility tooling costs. The sublease is extended until June 30, 2025.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Three and six months ended September 30, 2021
(Unaudited)

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

HP Inc.

On May 4, 2021, the Company entered into a lease agreement with HP Inc. to lease office and lab space located in HP Campus Building 11, 1110 NE Circle Blvd, Corvallis, Oregon. The lease term is 5 years and the lease commencement date was April 1, 2021. The monthly lease expense is $7,388 and increases 3% on each anniversary of the lease commencement date. The Company paid a security deposit totaling $8,315. The Company has the option to extend the lease for an additional 5 years.

Pacific N.W. Properties, LLC

On October 5, 2021, the Company entered into a lease agreement with Pacific N.W. Properties, LLC to lease 26,963 square feet of warehouse, manufacturing, production and office space located in Salem Oregon. The commencement date of the lease is October 1, 2021, the lease term is 62 months and expires on November 30, 2026. The monthly lease expense is as follows:

●	Months 1-2	-	$0

●	Months 3-12	-	$21,500

●	Months 13-24	-	$22,145

●	Months 25-36	-	$22,809

●	Months 37-48	-	$23,494

●	Months 49-60	-	$24,198

●	Months 61-62	-	$24,924

The amounts owed by the Company on the lease inception date is $176,500, including, a performance deposit totaling $150,000, the third month’s rent of $21,500 and other payments of $5,000.

During the three months ended September 30, 2021 and 2020, the Company recognized rent expense of approximately $0.1 million and $23,000, respectively. During the six months ended September 30, 2021 and 2020, the Company recognized rent expense of approximately $0.2 million and $47,000, respectively.

CROWN ELECTROKINETICS, CORP.
Notes to Condensed Financial Statements
Three and six months ended September 30, 2021
(Unaudited)

As of September 30, 2021, future minimum payments are as follows (in thousands):

Six months ended March 31, 2022	$346
Year ended March 31, 2023	601
Year ended March 31, 2024	580
Year ended March 31, 2025	411
Year ended March 31, 2026 and thereafter	543
Total	$2,481

Litigation

In August 2019, Spencer Clarke LLC (“Spencer Clarke”) filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, Index No. 654592/2019. Spencer Clarke has asserted claims arising from a 2018 Placement Agent Agreement (the “Placement Agent Agreement”) under which Spencer Clarke agreed to assist the Company in raising money for a potential public offering. Spencer Clarke claims that the Company failed to make certain payments under that Placement Agent Agreement. On September 27, 2019, the Company filed a motion to dismiss the complaint. On October 7, 2019, Spencer Clarke amended the complaint. On November 8, 2019, the Company filed an Answer and asserted Counterclaims against Spencer Clarke alleging breach of contract, anticipatory repudiation, and tortious interference with prospective business relations. On or about September 22, 2021, the Company and Spencer Clarke executed a Settlement and Release Agreement, the terms of which are confidential. As a result, on September 24, 2021, the parties filed a Stipulation of Discontinuance With Prejudice with the Court, and on September 30, 2021, the Court formally discontinued the action.

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

Note 11 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2021, through November 12, 2021, the date when condensed financial statements were issued to determine if they must be reported.

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

Crown’s Research & Development operation is located on the HP Inc. campus in Corvallis, Oregon in the Advanced Technology and Manufacturing Institute (ATAMI). ATAMI is an academic-industrial research center and business incubator designed to provide an advanced materials development environment to private sector partner tenants performing research and development. The facility includes access to shared state-of-the-art tooling capabilities.

On September 1, 2021, the Company entered into the seventh amendment to its lease with Oregon State University, expanding the lease to now include approximately 703 square feet of lab space, 576 square feet of cubicle space, 1096 square feet of Highbay lab space, and 376 square feet of High bay storage space in a building commonly known as Building 11. Effective September 1, 2021, the quarterly operating expense will be $31,647.03 which contemplates overhead utilities and facility tooling costs. The sublease is extended until June 30, 2025.

On October 5, 2021 the Company entered into a lease for 27,000 square feet of manufacturing space located at 3350 Pipebend Place NE, Salem, Oregon, 97301. This building will be used for the manufacture and assembly of the Company’s first product, Crown’s Smart Window Insert powered by DynamicTintTM. The base monthly rent for the first year of the lease is $21,500 per month, which increases to $22,145 per month for the second year, $22,809 for the third year, $23,494 for the fourth year, $24,198 for the fifth year, and $24,924 for the final month of the lease. The Company paid a security deposit totaling $150,000. The lease expires on November 30, 2026.

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

We believe that our administration, R&D, and manufacturing facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate the expansion of our operations.

During the six months ended September 30, 2021, the Company entered into a Patent Assignment Agreement with International Business Machines Corporation (“IBM”) to acquire an ownership interest in assigned patents. As consideration for the patents, the Company paid $231,000 (including legal fees of approximately $6,000) during the six months ended September 30, 2021.

Crown’s first product will be the Smart Window Insert for commercial buildings. Crown’s Commercial Building Smart Window Inserts will allow the building owner to quickly convert its single pane window units to a dual pane window unit. Crown’s inserts will act as the “second pane” and will allow the building owner to enjoy all the benefits of a dual pane window without having to replace their existing single pane windows. Crown’s Inserts can be integrated into the building HVAC control system, thereby optimizing the use of our Smart Window Inserts and reducing the use of the HVAC to heat or cool the rooms utilizing our technology. Initial field tests of Crown’s DynamicTintTM technology suggests HVAC energy savings of 26% could result from the installation of Smart Window Inserts powered by DynamicTintTM. As Crown’s DynamicTint technology requires very little energy to effect that transition from clear to dark state, a rechargeable battery coupled with a built-in solar cell eliminates the need to hardwire the inserts to the building electrical system. Each unit will have wireless communication capability for control of the film and communication with the building HVAC system. Crown believes that the potential retrofit market for its Smart Window Inserts is significant.

Crown is developing its manufacturing capabilities to meet anticipated demand for the Smart Window Insert through a combination of in-house tooling at its Corvallis, Oregon premises as well as via contract manufacturing partnerships which are currently being negotiated.

The Company intends to develop and sell our patented EK Technology under the name DynamicTintTM. We intend to generate revenue by selling, and in some cases leasing, DynamicTintTM film or Smart Window Inserts powered by DynamicTintTM to our customers. On September 27, 2021, Crown entered into a Master Supply Agreement with MetroSpaces Inc. to be the Company’s first commercial customer. The Company will install its Smart Window Inserts in MetroSpaces’ 70,000 square-foot Houston, Texas office building. The agreement provides the master terms and conditions under which Crown will supply units in order to retrofit certain windows at locations indicated in the purchase orders. In the future, the parties may enter into multiple specific transactions by executing purchase orders for additional buildings.

Additionally, discussions with multiple other building owners to buy Crown Smart Window Inserts are progressing as the regulatory and consumer pressure to reduce the level of energy consumption and carbon emissions, continues to build.

Results of Operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Research and development	$787	$423
Selling, general and administrative	4,865	1,659
Other expense	51	3,685
Net loss	$5,703	$5,767

Research and Development

Research and development expenses were $0.8 million for the three months ended September 30, 2021 compared to $0.4 million for the three months ended September 30, 2020. The increase of $0.4 million is primarily related to increased payroll and related expenses.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $4.9 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively. The $3.2 million increase in SG&A expenses is primarily attributable to increased stock-based compensation expense of $2.1 million primarily related to the issuance of restricted stock units and common stock warrants, increases in payroll and related benefits of $0.4 million due to increased headcount, increases in legal, professional and consulting fees of $0.4 million, and increases in operating overhead of $0.3 million.

Other Expense

Other expense was nominal during the three months ended September 30, 2021. Other expense was $3.7 million for the three months ended September 30, 2020, and was primarily due to interest incurred on our convertible notes.

Results of Operations for the six months ended September 30, 2021 and 2020 (in thousands):

	Six Months Ended September 30,
	2021	2020
Research and development	$1,221	$1,796
Selling, general and administrative	9,827	9,597
Other expense	53	4,836
Net loss	$11,101	$16,229

Research and Development

Research and development expenses were $1.2 million for the six months ended September 30, 2021 compared to $1.8 million for the six months ended September 30, 2020. The decrease of $0.6 million is primarily related to lower stock-based compensation expenses of $0.9 million related to options and $0.2 million related to restricted stock units, offset by increased payroll and related costs totaling $0.5 million.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $9.8 million and $9.6 million for the six months ended September 30, 2021 and 2020, respectively. The $0.2 million increase in SG&A expenses is primarily attributable to lower stock-based compensation expense of $2.8 million related to stock options and $4.1 million for restricted stock awards, offset by increased stock compensation expense of $3.8 million for restricted stock units and $0.8 million for the issuance of common stock warrants, increases in payroll and related expenses of $0.7 million due to increased headcount, bonuses paid to our Chief Executive Officer of $0.4 million, increased professional fees of $1.1 million, and increases in operating overhead of $0.3 million.

Other Expense

Other expense was nominal during the six months ended September 30, 2021. Other expense was $4.8 million for the six months ended September 30, 2020, and was primarily due to interest incurred on our convertible notes.

Liquidity

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $68.3 million at September 30, 2021, a net loss of approximately $11.1 million, and approximately $5.2 million of net cash used in operating activities for the six months ended September 30, 2021. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

In November 2021, the Company entered into a non-binding term sheet with a financial institution in connection with a $10 million Standby Letter of Credit (“SLOC”). The SLOC accrues interest at a rate of 8% per annum and matures two years from the issuance date of the SLOC. Interest is payable quarterly.

Although it is difficult to predict the Company’s liquidity requirements as of September 30, 2021, based upon the Company’s current operating plan, cash on hand, and SLOC funding, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these condensed financial statements.

Cash Flows (in thousands)

	Six Months Ended September 30,
	2021	2020
Cash and cash equivalents at the beginning of the period	$15,297	$48
Net cash used in operating activities	(5,236)	(2,794)
Net cash used in investing activities	(546)	(29)
Net cash provided by financing activities	186	3,376
Cash and cash equivalents at the end of the period	$9,701	$601

Operating Activities

For the six months ended September 30, 2021, net cash used in operating activities was $5.2 million, which primarily consisted of our net loss of $11.1 million, adjusted for non-cash expenses of $5.8 million which primarily consisted of stock-based compensation expenses. The net change in operating assets and liabilities was nominal.

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

Investing Activities

For the six months ended September 30, 2021, net cash used in investing activities was approximately $0.5 million, consisting of $0.3 million related to the purchase of property and equipment and $0.2 million for the purchase of the IBM patents.

For the six months ended September 30, 2020, net cash used in investing activities was approximately $29,000, related to the purchase of computer equipment and computer software.

Financing Activities

For the six months ended September 30, 2021, net cash provided by financing activities was $0.2 million, related to the exercise of stock options.

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

With respect to the quarter ended September 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In August 2019, Spencer Clarke LLC (“Spencer Clarke”) filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, Index No. 654592/2019. Spencer Clarke has asserted claims arising from a 2018 Placement Agent Agreement (the “Placement Agent Agreement”) under which Spencer Clarke agreed to assist the Company in raising money for a potential public offering. Spencer Clarke claims that the Company failed to make certain payments under that Placement Agent Agreement. On September 27, 2019, the Company filed a motion to dismiss the complaint. On October 7, 2019, Spencer Clarke amended the complaint. On November 8, 2019, the Company filed an Answer and asserted Counterclaims against Spencer Clarke alleging breach of contract, anticipatory repudiation, and tortious interference with prospective business relations. On or about September 22, 2021, the Company and Spencer Clarke executed a Settlement and Release Agreement, the terms of which are confidential. As a result, on September 24, 2021, the parties filed a Stipulation of Discontinuance With Prejudice with the Court, and on September 30, 2021, the Court formally discontinued the action.

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

Crown Electrokinetics Corp.

Dated: November 12, 2021	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and
Principal Executive Officer

Dated: November 12, 2021	/s/ Joel Krutz
Joel Krutz
Chief Financial Officer and
Principal Financial Officer