Form 10-KT
period 2021-12-31
Crown Electrokinetics Corp.
filed 2022-03-31
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2021 to December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $53.1 million based upon a closing price of $4.23.

As of March 30, 2022, there were 14,563,458 shares of the registrant’s common stock outstanding.

CROWN ELECTROKINETICS CORP.

FORM 10-KT

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021

i

PART I

In this Transition Report on Form 10-KT, “we,” “our,” “us,” “Crown Electrokinetics,” “Crown” and “the Company” refer to Crown Electrokinetics Corporation, unless the context requires otherwise.

Forward-Looking and Cautionary Statements

This Transition Report on Form 10-KT, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

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

The forward-looking statements in this Transition Report on Form 10-KT represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

Market and Industry Data

Some of the market and industry data contained in this Transition Report on Form 10-KT are based on independent industry publications or other publicly available information. Although we believe that these independent sources are reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.

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

1)	Deposition: R2R TCO deposition on clear polyethylene terephthalate (PET) plastic film using vacuum sputtering of indium-tin oxide (ITO). The ITO on PET film can be provided by a number of suppliers. Millions of square feet of ITO on PET are currently provided for nearly all capacitance-based display touch screens.

2)	Embossing: R2R embossing of UV-curable resin in a proprietary and patent protected 3-D pattern for ink pigment control and containment on one of the two plastic films. An example of the embossed pattern is shown in Figure 2. The R2R embossing process can be completed by various plastic film companies. Crown has the capability to accomplish the coating and embossing steps within its current facility in addition to working with manufacturing partners.

Figure 2. Microscopic Optical Image of Embossed Film

3)	Lamination: The final R2R process laminates the two layers of PET together with the proprietary and patent protected pigment-containing fluid contained by the wall structure shown by the white areas in Figure 2. The wall area has adhesion to the upper layer of PET with ITO film thereby sealing the fluid between the two plastic layers. The fluid contains nanometer-sized pigment particles that are charged electrically and suspended in the fluid.

We believe that DynamicTintTM has the following distinct advantages over existing optical electronic film technologies:

●	Neutral Color – Pigment is designed to be color neutral and will not affect the hue of what is viewed through the window in any clear, dark or tinted state.

●	Speed – Transition time is typically a few seconds.

●	Affordability – Roll-to-Roll film manufacturing using relatively inexpensive materials.

●	Low Energy Requirements – Film is low voltage and can be powered with a small battery charged by a solar cell strip or wired to an existing electrical infrastructure including a LAN line.

●	Retro-Fit – Film can be applied to a sheet of acrylic or thin glass, called a Smart Window Insert (“Inserts”), and placed within an existing window frame, eliminating the need to replace single pane windows with dual pane windows.

●	Sustainable – Reduces energy used to heat or cool a room via HVAC systems and can use renewable energy to transition the film.

Smart Window Insert

Crown’s first product will be the Smart Window Insert powered by DynamicTintTM which is specifically designed for retrofitting in the domestic and international commercial real estate install base. Our DynamicTintTM can be laminated to other surfaces like heat-treated glass or acrylic and the laminated sheet can be assembled in Smart Window Inserts that can be placed into the interior side of the window frame providing the dynamic tinting capability as well as additional insulation and sound proofing to the existing windows (Figure 3).

Figure 3. Window Insert with EK Film

The Insert is a custom-sized panel comprised of a rigid substrate (acrylic or thin glass) with a silicon compliant edge seal that allows for the insert to securely fit into the interior side of the window frame.

Some of the Insert’s features include:

●	Solar-powered - eliminating the need to hardwire it into the building’s electrical system

●	Wirelessly enabled - facilitating communication with all the other installed inserts and integration with the building’s management software system

●	Sensor equipped - enabling the Insert to auto-sense the intensity of exterior light and interior ambient light

●	Software enabled - can be managed via programmed macros, dynamically managed by the building, or user-controlled within an office

●	Data collection – allowing optimization of the Inserts/curtain wall energy performance

●	Lease vs Purchase – Creative and flexible financing allows for customers to lease Inserts on a long-term basis and avoid large capital expenditures

We believe Crown’s Smart Window Inserts can be easily installed into commercial buildings, skylights, residential windows, and windows within garage doors. In commercial buildings, our Smart Window Inserts can be used to convert existing single pane windows into dual pane windows. Crown believes that there is a significant opportunity to provide Smart Window Inserts to commercial building owners who are looking to eliminate window blinds, gain energy efficiency, and reduce carbon emissions.

Sustainability

Crown is aware that working towards building a sustainable future is a common goal shared by many. Companies such as Walmart, Amazon and Apple are now publishing their sustainability pledges, and we are seeing a trend of pledging to make their workplaces more environmentally friendly.

Crown’s patented technology provides a solution that helps address many sustainability issues such as:

●	Reducing waste – as opposed to replacing single pane window units with newly manufactured dual pane windows, Crown allows building owners to install our retrofit DynamicTint Insert into existing single pane window frames thereby creating a dual pane window;

●	Reducing energy – Crown’s Insert reduces HVAC energy consumption by reducing the need for constantly cooling and heating a room, reducing the customers carbon emissions. Initial field testing suggests HVAC energy savings of up to 26% could potentially result from the installation of Smart Window Inserts. According to FacilitiesNet (https://www.facilitiesnet.com/windowsexteriorwalls/article/Smart-Window-Benefit-Energy-Savings-Reduced-Glare--17280), the ability to control the amount of heat entering a building reduces the heat load of the building which in turn reduces your HVAC usage.;

●	Using renewable energy – Crown’s DynamicTint Insert is low voltage and low wattage and can be powered by a solar strip that captures the sun’s energy and is integrated into the Insert itself thereby eliminating the need to hardwire the Insert to the home or building’s electrical system.

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

The Company entered into a Patent Assignment Agreement with International Business Machines Corporation (“IBM”) to acquire an ownership interest in assigned patents. As consideration for the patents, the Company paid $264,000 (including legal fees of approximately $38,000) during the nine months ended December 31, 2021.

In addition, the Company has current patent applications in the United States and other countries that if granted, would add three additional patents to its portfolio. The Company’s United States patents expire at various dates from March 26, 2028 through March 10, 2036

A recent appraisal of Crown’s intellectual property by one of the preeminent third-party IP-valuation firms indicated a total valuation of approximately $94 mm, consisting of $35 mm relating to patents (limited to the US office building market, supplying its Smart Window Insert) and $59 mm for trade secrets.

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

Crown-Owned Patents

Country	Filing Date	Publication No.	Title
USA	28-Jan-19	11174328	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
China	28-Jan-19	CN111918894A	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
Europe	28-Jan-19	3752867	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
Japan	28-Jan-19	JP 2021514422A	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
Korea	28-Jan-19	KR 20200122333A	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
WO	28-Jan-19	WO 2019/160675	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
USA	16-Feb-18		REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
USA	13-Jan-20	2020-0225552	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
WO	13-Jan-20	WO2020/150166	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
USA	16-Jan-19		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
EPO	23-Jun-21		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
CN	8-Jul-21		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
Korea	5-Jul-21		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
JP	15-Jul-21		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
USA	7-Jul-16	10377909	INKS INCLUDING SEGMENT COPOLYMER GRAFTED PIGMENTS VIA AZIDE CHEMISTRY
USA	22-Nov-10	8179590	ELECTRO-OPTICAL DISPLAY
USA	29-Jul-10	8054535	ELECTROPHORETIC DISPLAY DEVICE

USA	23-Aug-17	10852615 *	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
EPO	2-Dec-15	3256903 *	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS
EPO	2-Dec-15	3250962 *	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
USA	23-Aug-17	10656493 *	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS
USA	30-Nov-20	2021-0108463 *	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
WO	2-Dec-15	WO2016/089957 *	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS
WO	2-Dec-15	WO2016/089974 *	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
USA	18-Dec-14	9567995	WINDOW OPACITY ATTENUATION USING MICROFLUIDIC CHANNELS
USA	18-Aug-15	9816501	WINDOW OPACITY ATTENUATION USING MICROFLUIDIC CHANNELS
USA	9-Mar-18	10926859	SMART WINDOW ACTIVATION TO PREVENT LASER DISTURBANCE
USA	10-May-18	10935818	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
USA	26-Oct-16	10106018	AUTOMATED WINDSHIELD GLARE ELIMINATION ASSISTANT
USA	2-Sep-16	10144275	ENVIRONMENTAL CONTROL IN VEHICLES
GB	2-May-19	2586760	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
CN	2-May-19	CN111936331A	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
DE	2-May-19	112019000749	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
JP	2-May-19		EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
PCT	2-May-19	WO2019/215544 **	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
USA	11-Oct-21		REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
USA	24-Feb-22		WINDOW SYSTEM AND METHOD UTILIZING A WINDOW PANE ASSEMBLY AND LOCKING SYSTEM FOR EASY INSERTION OF A WINDOW PANE ASSEMBLY WITH ELECTRONICALLY CONTROLLABLE SCALABLE APERTURES FOR ATTENUATING OR OTHERWISE MODULATING LIGHT TRANSMISSION THROUGH SAID ASSEMBLY
USA	24-Feb-22		WINDOW SYSTEM AND METHOD UTILIZING A WINDOW PANE ASSEMBLY AND LOCKING SYSTEM FOR EASY INSERTION OF A WINDOW PANE ASSEMBLY WITH ELECTRONICALLY CONTROLLABLE SCALABLE APERTURES FOR ATTENUATING OR OTHERWISE MODULATING LIGHT TRANSMISSION THROUGH SAID ASSEMBLY

*	Co-owned with University of Cincinnati
**	Inactive

In-Licensed Patents

Patent No.	Country	Patent Date	Status	Title
8,183,757	USA	May 22, 2012	Issued	DISPLAY ELEMENT
8,184,357	USA	May 22, 2012	Issued	DISPLAY ELEMENT
8,331,014	USA	December 11, 2012	Issued	PIGMENT-BASED INKS
8,384,659	USA	February 26, 2013	Issued	DISPLAY ELEMENT INCLUDING ELECTRODES AND A FLUID WITH COLORANT PARTICLES
8,432,598	USA	April 30, 2013	Issued	TRANSPARENT CONDUCTOR STRUCTURE
8,896,906	USA	November 25, 2014	Issued	INKS INCLUDING BLOCK COPOLYMER GRAFTED PIGMENTS VIA AZIDE CHEMISTRY
8,018,642	USA	September 13, 2011	Issued	ELECTRO-OPTICAL DISPLAY

Business Model

We intend to manufacture our patented EK Technology under the name DynamicTint™. We intend to generate revenue by selling our Smart Window Inserts powered by DynamicTint™ to our customers.

Crown’s first product will be the Smart Window Insert powered by DynamicTint™ for retrofitting in commercial buildings. Crown’s Smart Window Inserts will allow the building owner to quickly convert a single pane window unit to a dual pane window unit. Crown’s inserts will act as the “second pane” and will allow the building owner to enjoy all the benefits of a dual pane window without having to replace their existing single pane windows.

Crowns’ customers will be able to buy and own their Smart Window Inserts but also, at some stage, have the option to enter long-term leases of the Inserts with Crown.

Additional applications we are exploring with potential customers of Crown’s DynamicTint include:

●	Smart Window Inserts for retrofitting of commercial buildings in markets outside the United States.

●	Smart window Inserts for retrofitting of multi-family buildings.

●	Residential homes: residential windows, garage door windows, windows contained in and surrounding residential front doors as well as residential skylights.

●	Automotive: sunroofs.

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

Partners and Customers

On March 25, 2022, Crown executed a Master Supply Agreement (the “BDN MSA”) with Brandywine Operating Partnerships L.P. to install its Smart Window Inserts powered by DynamicTintTM in Brandywine office buildings. The BDN MSA provides the master terms and conditions under which purchase orders will be executed for Crown to supply units to retrofit windows at certain locations.

On December 27, 2021, Crown executed a Master Supply Agreement (the “HPP MSA”) with Hudson Pacific Properties L.P. for the installation of Crown’s energy saving Smart Window Inserts in several office properties across its West Coast portfolio. The HPP MSA provides the master terms and conditions under which purchase orders will be executed for Crown to supply units to retrofit windows at certain locations.

Prior to this, on September 27, 2021, Crown had entered into a Master Supply Agreement with MetroSpaces Inc., Crown’s first commercial customer, install its Smart Window Inserts in MetroSpaces’ 70,000 square-foot Houston, Texas office building.

In the future, Crown and its customers may enter into multiple specific transactions by executing purchase orders for additional buildings.

Additionally, discussions with multiple other building owners to buy Crown Smart Window Inserts are progressing as the regulatory and consumer pressure to reduce the level of energy consumption and carbon emissions continues to build.

Manufacturing

Crown is developing its manufacturing capabilities to meet anticipated demand for the Smart Window Insert at both its Oregon facilities located in Corvallis for film production, and Salem for Smart Window Insert manufacturing.

Crown plans to produce its EK film at its facilities in Corvallis using its existing roll to roll (the “R2R”) embossing equipment.  The Company intends to perform all other film manufacturing processes at its Corvallis facility upon receipt of additional manufacturing equipment currently ordered and awaiting delivery.

Crown’s Smart Window Inserts will be produced at the Company’s Salem facility, where EK film will be laminated to glass, and then assembled into a frame.  The inserts electronic components will also be integrated into the insert and the final assembled inserts will be packaged for shipment from Salem to our customers’ buildings.

The completion of Crown’s facilities in Corvallis and Salem marks the company’s transition to being completely self-sufficient in manufacturing its products, eliminating any dependency on contract manufacturers or partners.

Commercial Office Building Market

Commercial buildings have gotten larger in the United States as their floorspace continues to grow faster than the number of commercial buildings, according to preliminary results from the U.S. Energy Information Administration’s (EIA) 2018 Commercial Buildings Energy Consumption Survey (CBECS). CBECS estimates that 5.9 million U.S. commercial buildings contained a total of 97 billion square feet as of 2018. The number of commercial buildings increased by 6%, and commercial square footage increased by 11% since the CBECS was last conducted in 2012.

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

Technology	Can Retrofit	Power Usage	Can Tint to Black	Solar or Battery Powered	Tint Transition Speed	Light Transmission
DynamicTintTM (Electrokinetic)	✓	<0.01 W/M2	✓	✓	approx. 2 sec	3.0% - 70% or 0.4%-50%

Electrochromic (EC)	✕	0.3 – 2 W/M2 (30X EK)	✕	✕	5-40 min	<1% - 58%

Suspended Polymers in Particles (SPD) [1]	✕	1.1 W/M2 at 100V/50hz (110X EK)	✕	✕	<3 sec	0.8% - 55%

Polymer Dispersed Liquid Crystal (PDLC)	✕	5 – 20 W/M2 (500X EK)	✕	✕	1 – 3 sec	~80%

Ref. 1: SPD Film - LCF-1103DHA90 Showa Denko Material Co.

Electrochromic Glass

Electrochromic (EC) glass technology has been used as a light absorbing technology for rear view mirrors in automobiles for decades, and more recently for large-scale windows. However, the EC technology developed for windows is based on a different set of materials that are directly deposited on the heat-treated glass panels. All the current EC companies are using tungsten oxide as the main component involved in the color transition from clear to blue. Because of the nature of the chemical transition of the tungsten oxide, the EC film does not absorb as much of the blue light and so remaining light will have a strong blue hue both in the room and looking through the window. The speed of the switching time from dark to light or the reverse change is directly related to the size of the window area and the electrode design which brings electrical current to the EC material to start the chemical transition. EC technology is basically a battery-like material that requires “charging and discharging”. The time to charge/discharge the EC material in a large window can take up to 40 minutes to change form the dark state to the clear state at nominal temperatures. Also, during switching of the EC film, there can be non-uniform areas which can vary in level of tint from center to edge. The larger the area of the window, the more non-uniform during the change of state. Longer switching time can minimize the non-uniform areas. The EC materials are typically vacuum deposited directly on “defect-free” glass. The typical investment required for a large window electrochromic factory can run into the hundreds of millions of dollars, due to the large-scale vacuum equipment required, low particulate cleanroom required, and the relatively slow speed of deposition for all the various layers. Halio, formerly Kinestral Technologies, is using a chemical liquid deposition technique to replace some of the vacuum deposition steps to lower the capital investment needed for manufacturing.

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

Competition

Several smart glass competitors have an operating history, including:

●	SAGE Electrochromic, Inc., a wholly owned subsidiary of Saint-Gobain, which develops and manufactures electrochromic glass;

●	View Glass [NASDAQ: VIEW] and Halio, formerly Kinestral Technologies, manufacture electrochromic glass at their purpose-built manufacturing facilities and both are headquartered in California; and

●	Research Frontiers, Inc. [NASDAQ: REFR] licenses an electronically controlled tinted film, utilizing SPD technology, to various companies.

Crown Electrokinetics expects that other competitors will emerge in the future.

Research and Development

Crown has been using a 6” width R2R equipment capable of handling the deposition, embossing and lamination steps of the manufacturing process for its research and development for the past three years. Crown will have its proto-manufacturing roll-to-roll equipment at 12” width available in 2022. Production prototypes for qualification and system testing will be sourced from the 12” equipment in 2022. Crown will utilize the 12” width film for the first generation Smart Window Insert. Larger scale manufacturing is planned at a minimum of 36” width film to address markets including appropriately sized commercial building window inserts, larger format skylights inserts, and many automobile sunroofs. Thereafter, Crown will develop capability to manufacture DynamicTint film of at least 72” width capability. This will allow Crown to address the vast majority of window sizes for most applications.

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

Employees

The Company has thirty full-time employees and four advisors. Twenty-three of the employees are technical personnel with an additional two active technical consultants, and the rest perform business development, legal, finance, marketing, investor relations, and administrative functions. Crowns employees have extensive industrial experience in leading technology, EV, glass, and ink-based manufacturing companies. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

As Crown continues to grow, we will add additional manufacturing engineering, marketing, and administrative personnel.

Our Corporate Information

Crown’s primary business location is the R&D and Manufacturing facility located at 1110 NE Circle Blvd, Corvallis, OR 97330. Crown also has an office located at 11601 Wilshire Blvd Suite 2240 Los Angeles, CA. Our telephone number is +1 (800) 674-3612 and our Internet website address is www.crownek.com. Crown was incorporated in the State of Delaware on April 20, 2015.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this Transition Report on Form 10-KT, including the financial statements and the related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, before making a decision to purchase, hold or sell our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risk Factors Summary

Risks Related to Our Business

●	We may require additional funding to sustain our ongoing operations and to continue our research and development activities.

●	We have a history of operating losses.

●	We may not generate sufficient cash flows to cover our operating expenses.

●	We have never declared a cash dividend and do not intend to declare a cash dividend in the foreseeable future.

●	We do not directly manufacture products using Electrokinetic technology. We currently rely upon the activities of our partners and their customers in order to be profitable.

●	Electrokinetic products face intense competition, which could affect our ability to increase our revenues.

●	Declining production of automobiles and real estate could harm our business.

●	We are dependent on key personnel.

●	We are dependent on electrokinetic technology.

●	Our patents and other protective measures may not adequately protect our proprietary intellectual property, and we may be infringing on the rights of others.

●	The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which cannot be predicted.

●	Our future growth and success is dependent upon the real estate industry’s willingness to adopt smart glass and specifically our products, especially in the smart glass market which we are targeting with DynamicTintTM.

●	Our new products and services may not be successful.

●	If we are unable to establish and maintain confidence in our long-term business prospects among business customers, analysts and within our industries, then our financial condition, operating results, and business prospects may suffer materially.

●	Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

●	Disruption of supply or shortage of materials, in particular for glass, could harm our business.

●	Increases in cost of materials could harm our business.

●	We may be unable to meet our growing production demand, product sales, delivery plans and servicing needs, or accurately project and manage this growth nationwide or internationally, which could harm our business and prospects.

●	We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

●	If our products fail to perform as expected our ability to develop, market and sell our products and services could be harmed.

●	We may choose to or be compelled to undertake product recalls or take other similar actions, which could adversely affect our brand image and financial performance.

●	We must successfully maintain and upgrade our information technology systems.

●	We rely on certain third-party providers of licensed software and services integral to the operations of our business.

●	Any unauthorized control or manipulation of our products’ systems could result in loss of confidence in us and our products and harm our business.

●	If our security controls are breached or unauthorized or inadvertent access to business customers’ information or other data are otherwise obtained, our services may be perceived as insecure, we may lose existing business customers or fail to attract new business customers, our business may be harmed, and we may incur significant liabilities.

●	Our products and our website, systems, and data we maintain may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.

●	Our products and services are subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm its business and operating results.

●	We are subject to various government regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facility.

●	Many of our products must comply with local building codes and ordinances, and failure of our products to comply with such codes and ordinances may have an adverse effect on its business.

●	Compliance with the regulations of the OSHA can be costly, and non-compliance with such requirements may result in potentially significant monetary penalties, operational delays, negative publicity and adverse effect on our financial condition.

●	We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

●	We may fail to obtain or maintain necessary licenses or otherwise fail to comply with applicable laws and regulations.

●	We are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect its business, results of operation and reputation.

●	Our insurance strategy may not be adequate to protect us from all business risks.

●	Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

●	Our business may be adversely affected by any disruptions caused by union activities.

●	Adverse developments in the credit markets may impair our ability to secure debt financing.

●	Loss of a major customer could result in a decrease in our future sales and earnings.

●	If we are unable to achieve our targeted manufacturing costs for our products, our financial condition and operating results will suffer.

●	We are exposed to fluctuations in currency exchange rates, which could affect our financial results.

●	We are subject to collection risks.

●	Future transactions could pose risks.

Risks Related to our Common Stock

●	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

●	Our stock price may be volatile, which could result in substantial losses to investors and litigation.

●	The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

●	We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders. Our executive officers and directors will significantly influence our activities, and their interests may differ from your interests as a stockholder.

●	Our certificate of incorporation and bylaws, and certain provisions of Delaware corporate law, contain provisions that could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.

●	If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock will likely decline.

●	As a newly Nasdaq-listed company, we will incur material increased costs and become subject to additional regulations and requirements.

●	We do not anticipate paying any dividends on our common stock for the foreseeable future.

●	If we fail to develop and maintain proper and effective internal control over financial reporting, our ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired.

●	We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are able to avail itself of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock in the future.

●	We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of its internal control over financial reporting. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed.

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

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our electrokinetic technology. As of December 31, 2021, we had a cumulative net loss of $73.7 million since our inception. Our net loss was approximately $16.5 million for the nine months ended December 31, 2021, and $40.8 million during the fiscal year ended March 31, 2021. This includes non-cash accounting charges during the nine months ended December 31, 2021 of approximately $8.5 million, resulting from stock-based compensation expenses related to our stock options and restricted stock, gain on extinguishment of debt, and depreciation and amortization. Non-cash accounting charges for the fiscal year ended March 31, 2021 were $35.5 million resulting from stock-based compensation expenses related to our stock options, loss on debt extinguishment and notes payable exchanges, amortization of our debt discount related to our convertible notes, the change in fair value of our warrant liability, and depreciation and amortization.

We may not generate sufficient cash flows to cover our operating expenses.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our securities. As of December 31, 2021, we had working capital of approximately $6.2 million, cash of approximately $6.1 million, shareholders’ equity of approximately $9.0 million and an accumulated deficit of approximately $73.9 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

We currently rely upon our vendors to provide elements of the manufacturing tooling.

We currently depend upon the activities of our vendors to provide certain tooling elements of our manufacturing process. We do not have full control over their processes which may mean risks in the form of delivery timing and quality of tooling components.

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

Our production plans for our products are based on many key assumptions, including:

●	Ability to utilize manufacturing capacity to achieve the planned production yield. We assume that we will be able to sustain and further expand our high-volume production and our products at our Corvallis and Salem facilities, including with the introduction of new product features, without exceeding our projected costs and on our projected timeline; and

●	Suppliers’ ability to support our needs. We assume that we will be able to maintain suppliers for the necessary components on terms and conditions that are acceptable to us and that we will be able to obtain high-quality components on a timely basis and in the necessary quantities to support high-volume production.

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

In addition, as of December 31, 2021, there were outstanding warrants to purchase an aggregate of 4,691,844 shares of our common stock at a weighted-average exercise price of $2.56 per share, all of which were exercisable as of such date. As of December 31, 2021, we also had outstanding options to purchase 11,135,432 shares of our common stock, all of which have vested, with strike prices ranging from $0.15 per share to $5.49 per share. The exercise of options or warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with acquisitions or in connection with other financing efforts. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

On March 8, 2016, the Company entered into a lease agreement with Oregon State University, to lease 1,700 square feet of office and laboratory space located at HP Campus Building 11, 1110 NE Circle Blvd, Corvallis, Oregon, for approximately $400 monthly. On July 1, 2016, the Company entered into the first amendment to the lease agreement which increased the monthly lease expense to approximately $1,200. On October 1, 2017, the Company entered into a sublease agreement, which provides for additional office space and the monthly lease payment increased to approximately $1,800. The lease expired on June 30, 2018 and the Company extended the lease through June 30, 2019. The monthly lease payment increased to approximately $4,500 for the months ended June 30, 2018 through November 30, 2018, and increased to approximately $7,550 for the months ended December 31, 2018 through June 30, 2019. On July 1, 2019, the Company entered into the fourth amendment to its lease with Oregon State University, which extends the lease expiration date to June 30, 2022. On July 1, 2020, the Company entered into the fifth amendment to its lease with Oregon State University which adjusts the Operating Expense Reimbursement payment due dates from monthly to quarterly, with the payments due in advance on the first of July, October, January and April. Effective July 1, 2020, the quarterly operating expense will be $23,097. On September 1, 2021, the Company entered into the seventh amendment which expanded the lease to include approximately 703 square feet of lab space, 576 square feet of cubicle space, 1096 square feet of Highbay lab space, and 376 square feet of High bay storage space in a building commonly known as Building 11. Effective September 1, 2021, the quarterly operating expense will be $31,647 covering all utility and facility tooling costs. On January 24, 2022, the Company entered into the eighth amendment which expands the lease to include approximately 703 square feet of lab space, 768 square feet of cubicle space, 2,088 square feet of Highbay lab space, and 376 square feet of High bay storage space in a building commonly known as Building 11. Effective January 24, 2022, the quarterly operating expense will be $44,252 covering all utility and facility tooling costs. The sublease expires June 30, 2025.

On March 4, 2021, the Company entered into a lease agreement with Hudson 11601 Wilshire, LLC, to lease 3,500 square feet of office space located in Los Angeles, California. The lease term is 39 months and expires on June 30, 2024. The monthly lease expense is as follows:

●	Months 1-12	-	$18,375

●	Months 13-24	-	$19,018

●	Months 25-36	-	$19,683

●	Months 37-39	-	$20,372

The Company paid a security deposit totaling $20,373 at lease inception date.

On May 4, 2021, we entered into a lease agreement with HP Inc. to lease office and lab space located in Corvallis, Oregon. The lease term is 5 years and the lease commencement date is April 1, 2021. The monthly lease expense is $7,388 and increases by 3% on each anniversary of the lease commencement date. We will pay a security deposit totaling $8,315. We have the option to extend the lease for an additional 5 years. On January 26, 2022, the Company entered into the first amendment to its lease with HP Inc., which amends the lease commencement date to January 26, 2022 and the lease expiration date to January 31, 2027.

On October 5, 2021, the Company entered into a lease agreement with Pacific N.W. Properties, LLC to lease 26,963 square feet of warehouse, manufacturing, production and office space located in Salem Oregon. The commencement date of the lease is October 1, 2021, the lease term is 62 months and expires on November 30, 2026.

On December 9, 2021, the Company entered into the first amendment to its lease agreement with Pacific N.W. Properties, LLC. The lease amendment revises the lease commencement date to December 9, 2021 and the lease expiration date to February 28, 2027. The revised monthly lease expense is as follows:

●	Months 1-2	-	$15,357

●	Months 3-12	-	$21,500

●	Months 13-24	-	$22,145

●	Months 25-36	-	$22,809

●	Months 37-48	-	$23,494

●	Months 49-60	-	$24,198

●	Months 61-62	-	$24,924

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

Holders of Record

We are authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock. As of December 31, 2021, there were 14,530,126 shares of common stock issued and outstanding and 2,061 shareholders of record. The number of record holders does not include persons who held shares of our common stock in “street name” accounts through brokers, banks and other financial institutions. As of December 31, 2021, there were 251 shares of our Series A Preferred Stock issued and outstanding, 1,443 shares of our Series B Preferred Stock issued and outstanding and 500,756 shares of our Series C Preferred Stock issued and outstanding, with one shareholder of record of each such series of our preferred stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the nine months ended December 31, 2021 and the fiscal year ended March 31, 2021, and do not currently anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than those previously disclosed by the Company in its current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of the Company’s equity securities during the period covered by this Annual Report.

ITEM 6. [RESERVED]

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

The Company is commercializing technology for smart or dynamic glass with its first product being the Smart Window Insert by DynamicTint. The Company’s electrokinetic glass technology is an advancement on microfluidic technology that was originally developed by Hewlett-Packard Company.

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

On March 25, 2022, Crown executed a Master Supply Agreement (the “BDN MSA”) with Brandywine Operating Partnerships L.P. to install its Smart Window Inserts powered by DynamicTintTM in Brandywine office buildings. The BDN MSA provides the master terms and conditions under which purchase orders will be executed for Crown to supply units to retrofit windows at certain locations.

On December 27, 2021, Crown executed a Master Supply Agreement (the “HPP MSA”) with Hudson Pacific Properties L.P. for the installation of Crown’s energy saving Smart Window Inserts in several office properties across its West Coast portfolio. The HPP MSA provides the master terms and conditions under which purchase orders will be executed for Crown to supply units to retrofit windows at certain locations.

Prior to this, on September 27, 2021, Crown had entered into a Master Supply Agreement with MetroSpaces Inc., Crown’s first commercial customer, install its Smart Window Inserts in MetroSpaces’ 70,000 square-foot Houston, Texas office building.

In the future, Crown and each of these customers may enter into multiple specific transactions by executing purchase orders for additional buildings.

Additionally, discussions with multiple other building owners to buy Crown Smart Window Inserts are progressing as the regulatory and consumer pressure to reduce the level of energy consumption and carbon emissions, continues to build.

Results of Operations for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020 (in thousands):

	Nine Month Ended December 31,
	2021	2020
Research and development	$2,496	$2,635
Selling, general and administrative	14,367	11,455
Other (income) expense	(376)	5,992
Net loss	$(16,487)	$(20,082)

Research and Development

Research and development expenses were $2.5 million for the nine months ended December 31, 2021 compared to $2.6 million for the nine months ended December 31, 2020. The decrease of $0.1 million is primarily related to lower stock-based compensation of $1.5 million, offset by increased payroll and related expenses of $1.3 million for new hires, and increased costs of approximately $0.1 million for the purchase of lab supplies used in our development activities. The decrease in stock-based compensation of $1.5 million is primarily due to $0.8 million of stock-based compensation recognized in June 2020 due to the accelerated vesting of stock options, $0.4 million related to canceled shares of restricted stock in December 2020 which were exchanged for options, and $0.3 million of lower stock-based compensation recognized for options granted during the nine months ended December 31, 2021 as compared to options granted during the nine months ended December 31, 2020.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $14.4 million and $11.5 million for the nine months ended December 31, 2021 and 2020, respectively. The $2.9 million increase in SG&A expenses is primarily due to increased payroll and related expenses of $1.6 million for new hires, increased legal and professional fees of $1.1 million, increased insurance expense of $0.3 million related to the Company’s directors and officers insurance policy, increased depreciation and amortization of $0.2 million primarily related to our intangible assets, increased rent expense of $0.2 million, and board of director fees of $0.2 million, offset by lower stock-based compensation of $0.7 million. The decrease in stock-based compensation expense of $0.7 million is primarily due to $2.6 million of stock-based compensation recognized in June 2020 due to the accelerated vesting of stock options, lower stock-based compensation of $1.5 million recorded during the nine months ended December 31, 2021 related to stock options granted compared to the nine months ended December 31, 2020, and $0.7 million related to canceled shares of restricted stock in December 2020 which were exchanged for stock options, offset by increased stock-based compensation of $2.8 million recognized in connection with restricted stock granted to officers of the Company and $1.3 million recognized with the issuance of common stock warrants.

Other (Income) Expense

Other income was approximately $0.4 million for the nine months ended December 31, 2021 primarily comprised of the forgiveness of our PPP loan. Other expense was $6.0 million for the nine months ended December 31, 2020 and consisted of interest expense of $2.7 million related to our convertible notes, loss on exchange of our convertible notes for common stock and warrants of $1.5 million, change in fair value of our warrant liability of $1.3 million, and loss on extinguishment of debt of $0.5 million.

Liquidity

	Nine Months Ended December 31, 2021	Fiscal Year Ended March 31, 2021
Cash and cash equivalents at the beginning of the year	$15,297	$48
Net cash used in operating activities	(8,537)	(6,584)
Net cash used in investing activities	(816)	(1,634)
Net cash provided by financing activities	186	23,467
Cash and cash equivalents at the end of the year	$6,130	$15,297

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the financial statements, the Company had an accumulated deficit of approximately $73.7 million at December 31, 2021, a net loss of approximately $16.5 million, and approximately $8.5 million of net cash used in operating activities for the nine months ended December 31, 2021. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

On March 23, 2022, the Company entered into an Irrevocable $10 million Standby Letter of Credit (“SLOC”). The SLOC accrues interest at a rate of 12% per annum and matures 2 years from the issuance date of the SLOC.  Interest is payable quarterly. In connection with the SLOC, the Company will issue 50,000 shares of its restricted common stock with each cash draw of $1.0 million. Drawdowns are capped at a maximum of $5 million in the first six months. The Company intends to sign and drawdown on the available funds as necessary in 2022 and 2023.

Although it is difficult to predict the Company’s liquidity requirements as of December 31, 2021, based upon the Company’s current operating plan, cash on hand, and SLOC funding, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these financial statements.

Cash Flows

Operating Activities

For the nine months ended December 31, 2021, net cash used in operating activities was $8.5 million, which primarily consisted of our net loss of $16.5 million, adjusted for non-cash expenses of $8.5 million which primarily consisted of stock-based compensation expenses totaling $8.7 million, and depreciation and amortization of $0.2 million, offset by gain on extinguishment of debt of $0.4 million in connection with the forgiveness of our PPP loan. The net change in operating assets and liabilities was $0.5 million, primarily consisting of an increase in prepaid and other assets.

For the fiscal year ended March 31, 2021, net cash used in operating activities was $6.6 million, which primarily consisted of our net loss of $40.8 million, adjusted for non-cash expenses of $35.5 million including, $14.4 million of stock-based compensation expenses, $14.3 million for the loss on extinguishment of debt, $2.7 million of amortization related to the debt discount recognized for our convertible notes payable, $1.5 million recognized for the loss on exchange of our convertible notes for common stock and warrants, $2.4 million for the change in fair value of our warrant liability and $0.2 million of other expenses. The net change in operating assets and liabilities was $1.3 million and was primarily due to decreases in accounts payable and accrued expenses totaling $1.4 million, offset by a $0.4 million increase in accrued interest related to our convertible notes and a $0.4 million increase to prepaid expenses and other current assets.

Investing Activities

For the nine months ended December 31, 2021, net cash used in investing activities was approximately $0.8 million, consisting of $0.6 million related to the purchase of property and equipment and $0.2 million for the purchase of the IBM patents.

For fiscal year ended March 31, 2021, net cash used in investing activities was approximately $1.6 million. The net cash used is primarily related to the purchases of the HP patents and related license fees of $1.5 million, and the purchase of lab equipment totaling $0.1 million.

Financing Activities

For the nine months ended December 31, 2021, net cash provided by financing activities was $0.2 million, related to the exercise of stock options.

For the fiscal year ended March 31, 2021, net cash provided by financing activities was $23.5 million. The net cash provided is primarily related to $20.9 million related to the net proceeds received from the issuance of the Company’s common stock and warrants, $2.7 million of proceeds received from the issuance of our senior secured convertible notes and the related stock warrants, $0.2 million received from the exercise of common stock warrants, and $0.4 million of proceeds received from our PPP loan, offset by $0.5 million for the repurchase of shares of our common stock and $0.2 million for the repayment of our senior secured promissory note.

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

No revenue was recognized by the Company during the nine months ended December 31, 2021 and the fiscal year ended March 31, 2021.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this item are included after Part IV of this Transition Report on Form 10-KT beginning on page F-1.

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

With respect to the nine months ended December 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This Transition Report on Form 10-KT does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

Set forth below is information regarding our directors and executive officers as of the date of this Transition Report to the Form 10-KT.

Name	Age	Title
Executive Officers
Douglas Croxall	53	Chairman & Chief Executive Officer
Tim Koch	61	Chief Technology Officer
Joel Krutz	48	Chief Financial Officer
Edward Kovalik	47	President and Chief Operating Officer and Director
Kaijiro Sato	37	Co-President and Chief Marketing Officer

Non-Employee Directors
Dr. DJ Nag	54	Director
Gary C. Hanna	64	Director
Gizman I. Abbas	49	Director

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

Joel Krutz. Mr. Krutz is the Chief Financial Officer of Crown Electrokinetics. Prior to his appointment as the Company’s CFO, Mr. Krutz was CFO of ViacomCBS Networks International, a $2.0 billion division of the global multi-media enterprise. While at ViacomCBS, Mr. Krutz led a team which fully overhauled the financial operating model and guided the business through a period of record growth, diversification, and expansion. Mr. Krutz has been developing and leading strategic financial organizations, around the world, for over two decades. Mr. Krutz graduated from Waikato University, New Zealand with a degree in Management Studies, majoring in Accounting. He received his professional qualifications from the Chartered Institute of Management accountants in London, and a Certificate of Business Administration and Management from the Harvard Business School Executive Education program.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding compensation earned during the nine months ended December 31, 2021 and the fiscal year ended March 31, 2021 by our principal executive officer and our other most highly compensated executive officers, or the named executive officers, as of the end of the nine months ended December 31, 2021.

Compensation Table

					Long-Term
	Annual Compensation				Compensation Awards
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Other Compensation	Options	Restricted Stock Awards
Douglas Croxall	December 31, 2021 *	$506,250	$400,000		$30,799	$-
Chief Executive Officer	March 31, 2021	$168,750	$-	$870,000	$2,930,925	$8,925,715

Edward Kovalik	December 31, 2021 *	$412,500	$-	$-	$-	$2,196,000
Co-President/Chief Operating Officer	March 31, 2021	$-	$-	$-	$-	$-

Kai Sato	December 31, 2021 *	$-	$-	$504,164	$-	$1,896,000
Co-President/Chief Marketing Officer	March 31, 2021	$-	$-	$-	$-	$-

Joel Krutz	December 31, 2021 *	$195,000	$-	$128,389	$-	$1,600,000
Chief Financial Officer	March 31, 2021	$-	$-	$-	$-	$-

Timothy Koch	December 31, 2021 *	$175,833	$-	$-	$-	$-
Chief Technology Officer	March 31, 2021	$180,000	$-	$-	$887,534	$-

James Douvikas	December 31, 2021 *	$24,167	$-	$-	$-	$-
Former Chief Business Development Officer	March 31, 2021	$145,000	$-	$-	$647,534	$-

*	Nine months ended December 31, 2021

Restricted Stock

A total of 2,066,667 restricted stock awards have been issued to employees, and 436,428 restricted stock awards have been issued to advisors. A total of 2,261,905 restricted stock units have been awarded to employees.

During the nine months ended December 31, 2021, the Company granted 800,000 restricted stock units with a fair value of approximately $4.1 million, in exchange for 800,000 restricted stock awards issued to an officer of the Company and a consultant during the fiscal year ended March 31, 2021. The fair value and vesting terms of the restricted stock units are identical to the terms of the restricted stock awards, and therefore, no incremental stock-based compensation has been recognized during the nine months ended December 31, 2021.

Stock Option Grants

A total of 9,878,044 stock options have been granted to employees, 979,613 stock options have been granted to advisors, and 277,775 stock options have been granted to members of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 30, 2022, regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities;

●	each of our directors;

●	each of our named executive officers; and

●	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 14,563,458 shares of common stock outstanding as of March 30, 2022. Options to purchase shares of our common stock that are exercisable within 60 days of March 30, 2022, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

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

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership(1)	Percent of Common Stock Outstanding(2)	State
Douglas Croxall	6,257,024	32.95%	CA
Timothy Koch	1,611,015	10.21%	OR
DJ Nag	33,333	0.23%	CA
Joel Krutz	155,556	1.06%	NY
Edward Kovalik	200,000	1.35%	CA
Kai Sato	400,000	2.67	CA
Gary C. Hanna	47,222	0.3%	OK
Gizman I. Abbas	47,222	0.3%	NY
All directors and executive officers as a group (eight persons)	8,751,372	41.50%

(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

(2)	Shares of our common stock issuable upon the conversion of our convertible preferred stock are deemed outstanding for purposes of computing the percentage shown above. In addition, for purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after the date of this prospectus. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days after the date of this prospectus is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

The Company grants equity-based compensation under its 2020 Plan and its 2016 Equity Incentive Plan (the “Plan”). The 2020 Plan and 2016 Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants. On June 14, 2019, the Board of Directors of the Company approved increasing the number of shares allocated to the Company’s 2016 Equity Incentive Plan from 5,500,000 to 7,333,333.

Under the 2016 Plan and the 2020 Plan, upon the exercise of stock options and issuance of fully vested restricted common stock, shares of common stock may be withheld to satisfy tax withholdings. As of March 30, 2022, the Company intends to net settle certain employee options to ensure adequate authorized shares under the Incentive Plan.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Restricted Share Units and Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	13,364,004	N/A	409,154
Equity compensation plans not approved by security holders	-	N/A	-
Total	13,364,004	N/A	409,154

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation”, since April 1, 2018 we have not been a party to any transaction or arrangement in which the amount involved in the transaction exceeded 1% of the average of our total assets at December 31, 2021 and March 31, 2021 in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our independent auditors for the nine months ended December 31, 2021 and the fiscal year ended March 31, 2021 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP

SERVICES	Nine months ended December 31, 2021	Year ended March 31, 2020
Audit fees	$124,630	$146,000
Audit-related fees	-	-
Tax fees	14,317	31,242
All other fees	7,725	88,138
Total fees	$146,672	$265,380

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Transition Report on Form 10-KT to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2022	CROWN ELECTROKINETICS CORP.

	By:	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2022	By:	/s/ Joel Krutz
Joel Krutz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that the undersigned officers and/or directors of the Registrant, by virtue of their signatures to this report, appearing below, hereby constitute and appoint Doug Croxall and Joel Krutz, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and steads to execute any and all amendments to this report in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Doug Croxall		Dated: March 30, 2022
Name:	Doug Croxall
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Joel Krutz		Dated: March 30, 2022
Name:	Joel Krutz
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward Kovalik		Dated: March 30, 2022
Name:	Edward Kovalik
Title:	Director

/s/ Dr. DJ Nag		Dated: March 30, 2022
Name:	Dr. DJ Nag
Title:	Director

/s/ Gary Hanna		Dated: March 30, 2022
Name:	Gary Hanna
Title:	Director

/s/ Gizman Abbas		Dated: March 30, 2022
Name:	Gizman Abbas
Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Crown Electrokinetics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crown Electrokinetics Corp. (the “Company”) as of December 31, 2021 and March 31, 2021, the related statements of operations, stockholders’ equity (deficit) and cash flows for the nine-month period ended December 31, 2021 and the year ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and March 31, 2021, and the results of its operations and its cash flows for the nine-month period ended December 31, 2021 and the year ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017

Costa Mesa, California

March 30, 2022

CROWN ELECTROKINETICS CORP.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2021	March 31, 2021
ASSETS
Current assets:
Cash	$6,130	$15,297
Prepaid & other current assets	687	346
Total current assets	6,817	15,643
Property and equipment, net	895	209
Intangible assets, net	1,761	1,650
Other assets	179	20
TOTAL ASSETS	$9,652	$17,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$358	$285
Accrued expenses	298	211
Notes payable	8	439
Total current liabilities	664	935
Total liabilities	664	935

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Series A preferred stock, par value $0.0001; 300 shares authorized, 251 shares outstanding as of December 31, 2021 and March 31, 2021, respectively	-	-
Series B preferred stock, par value $0.0001; 1,500 shares authorized, 1,443 shares outstanding as of December 31, 2021 and March 31, 2021, respectively	-	-
Series C preferred stock, par value $0.0001; 600,000 shares authorized, 500,756 shares outstanding as of December 31, 2021 and March 31, 2021, respectively	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 14,530,126 and 14,856,480 shares outstanding as of December 31, 2021 and March 31, 2021, respectively	1	1
Additional paid-in capital	82,677	73,789
Accumulated deficit	(73,690)	(57,203)
Total stockholders’ equity	8,988	16,587
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,652	$17,522

The accompanying notes are an integral part of these financial statements.

CROWN ELECTROKINETICS CORP.

Statements of Operations

Nine Months Ended December 31, 2021 and Fiscal Year Ended March 31, 2021

 (in thousands, except share and per share amounts)

	Nine Months Ended December 31, 2021	Fiscal Year Ended March 31, 2021
Operating expenses:
Research and development	$2,496	$3,540
Selling, general and administrative	14,367	15,812

Total operating expenses	16,863	19,352

Loss from operations	(16,863)	(19,352)
Other income (expense):
Other income	-	7
Other expense	(55)	(56)
Interest expense	(7)	(3,196)
Loss on exchange of notes payable for common stock and warrants	-	(1,527)
Gain (loss) on extinguishment of debt	7	(14,257)
Gain on forgiveness of PPP loan	431	-
Change in fair value of warrant liability	-	(2,361)
Change in fair value of derivative liability	-	(13)
Total other income (expense)	376	(21,403)

Loss before income taxes	(16,487)	(40,755)

Income tax expense	-	-

Net loss	$(16,487)	$(40,755)

Net loss per share, basic and diluted:	$(1.13)	$(4.60)

Weighted average shares outstanding, basic and diluted:	14,596,019	8,851,151

The accompanying notes are an integral part of these financial statements.

CROWN ELECTROKINETICS CORP.

Statements of Stockholders’ Equity (Deficit)

Nine Months Ended December 31, 2021 and Fiscal Year Ended March 31, 2021

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2020	-	$-	-	$-	-	$-	5,774,778	$1	$9,487	$(16,448)	$(6,960)
Issuance of common stock and warrants, net of fees	-	-	-	-	-	-	5,235,833	-	20,389	-	20,389
Issuance of common stock in satisfaction of accounts payable	-	-	-	-	-	-	54,149	-	122	-	122
Issuance of common stock in connection with notes payable	-	-	-	-	-	-	366,667	-	1,134	-	1,134
Issuance of common stock and preferred stock in connection with conversion of notes	251	-	1,443	-	500,756	-	2,830,079	-	23,715	-	23,715
Repurchased beneficial conversion feature in connection with conversion of notes payable	-	-	-	-	-	-	-	-	(6,647)	-	(6,647)
Issuance of common stock warrants in connection with note exchange agreements	-	-	-	-	-	-	-	-	4,918	-	4,918
Issuance of common stock warrants	-	-	-	-	-	-	-	-	263	-	263
Exercise of common stock warrants	-	-	-	-	-	-	316,421	-	180	-	180
Beneficial conversion feature in connection with notes payable	-	-	-	-	-	-	-	-	619	-	619
Issuance of common stock to consultants	-	-	-	-	-	-	108,792	-	305	-	305
Stock-based compensation	-	-	-	-	-	-	2,371,428	-	14,126	-	14,126
Stock option exercise	-	-	-	-	-	-	25,000	-	-	-	-
Canceled restricted stock awards	-	-	-	-	-	-	(2,060,000)	-	-	-	-
Common stock repurchased and subsequently canceled	-	-	-	-	-	-	(166,667)	-	(450)	-	(450)
Reclassification of warrant liabilities	-	-	-	-	-	-	-	-	5,627	-	5,627
Net loss	-	-	-	-	-	-	-	-	-	(40,755)	(40,755)
Balance as of March 31, 2021	251	$-	1,443	$-	500,756	$-	14,856,480	$1	$73,789	$(57,203)	$16,587
Issuance of common stock in connection with consulting agreements	-	-	-	-	-	-	64,261	-	244	-	244
Restricted stock awards exchanged for restricted stock units	-	-	-	-	-	-	(800,000)	-	-	-	-
Stock option exercises	-	-	-	-	-	-	409,385	-	186	-	186
Stock-based compensation	-	-	-	-	-	-	-	-	8,458	-	8,458
Net loss	-	-	-	-	-	-	-	-	-	(16,487)	(16,487)
Balance as of December 31, 2021	251	$-	1,443	$-	500,756	$-	14,530,126	$1	$82,677	$(73,690)	$8,988

The accompanying notes are an integral part of these financial statements.

CROWN ELECTROKINETICS CORP.

Statements of Cash Flows

Nine Months Ended December 31, 2021 and Fiscal Year Ended March 31, 2021

 (in thousands, except share and per share amounts)

	Nine Months Ended December 31, 2021	Fiscal Year Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,487)	$(40,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,458	14,126
Issuance of common stock to consultants	244	305
Depreciation and amortization	225	103
(Gain) loss on extinguishment of debt	(7)	14,257
Gain on forgiveness of PPP loan	(431)	-
Loss on exchange of notes payable for common stock and warrants	-	1,527
Amortization of debt discount	-	2,713
Non-cash expenses for placement agent	-	55
Change in fair value of warrant liability	-	2,361
Change in fair value of derivative liability	-	13
Changes in operating assets and liabilities:
Prepaid and other assets	(500)	(353)
Account payable	(126)	(802)
Accrued expenses	87	(554)
Accrued interest	-	420
Net cash used in operating activities	(8,537)	(6,584)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(552)	(159)
Purchase of patents	(264)	(1,475)
Net cash used in investing activities	(816)	(1,634)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of fees	-	20,925
Proceeds from the exercise of stock options	186	180
Proceeds from related parties non interest bearing advance	-	25
Repayment of senior secured promissory note	-	(200)
Proceeds from PPP loan	-	438
Repayment of related party non interest bearing advance	-	(74)
Repayment of notes payable	-	(53)
Proceeds from issuance of senior secured convertible notes and common stock warrants	-	2,676
Common stock repurchased and subsequently canceled	-	(450)
Net cash provided by financing activities	186	23,467
Net (decrease) increase in cash	(9,167)	15,249
Cash — beginning of year	15,297	48
Cash — end of year	$6,130	$15,297
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Beneficial conversion feature in connection with notes payable	$-	$619
Issuance of common stock and preferred stock in connection with conversion of notes	$-	$23,716
Repurchase beneficial conversion feature in connection with conversion of notes payable	$-	$(6,647)
Issuance of common stock in connection with notes payable	$-	$1,134
Issuance of common stock in satisfaction of accounts payable	$-	$122
Reclassification of warrant liabilities	$-	$5,627
Issuance of common stock warrants in connection with note exchange agreements	$-	$4,918
Issuance of common stock warrants in connection with notes payable	$-	$263
Unpaid equipment included in accounts payable	$206	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$6	$60
Cash paid income taxes	$-	$-

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

All of the Company’s share and per share amounts of common stock included in this Form 10-KT have been retroactively adjusted to reflect the reverse stock split.

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

Change in Fiscal Year

On November 10, 2021, the Board of Directors of the Company approved a change in its fiscal year end from March 31st to December 31st. As a result, the Company’s results of operations, cash flows, and all transactions impacting shareholders equity presented in this Transition Report on Form 10-KT are for the nine months ended December 31, 2021, whereas its fiscal year 2021 are for the twelve months ended March 31, 2021, unless otherwise noted. As such, the Company’s calendar year end 2021, refers to the period from April 1, 2021, to December 31, 2021.

Note 2 – Liquidity and Financial Condition

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the financial statements, the Company had an accumulated deficit of approximately $73.7 million and working capital of approximately $6.2 million at December 31, 2021, a net loss of approximately $16.5 million, approximately $8.5 million of net cash used in operating activities, and $1.0 million of net cash used in investing activities for the nine months ended December 31, 2021. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

On March 23rd, 2022, the Company entered into an Irrevocable $10 million Standby Letter of Credit (“SLOC”). The SLOC accrues interest at a rate of 12% per annum and matures 2 years from the issuance date of the SLOC.  Interest is payable quarterly. In connection with the SLOC, the Company will issue 50,000 shares of its restricted common stock with each cash draw of $1.0 million. Drawdowns are capped at a maximum of $5 million in the first six months. The Company intends to sign and drawdown on the available funds as necessary in 2022 and 2023.

Although it is difficult to predict the Company’s liquidity requirements as of December 31, 2021, based upon the Company’s current operating plan, cash on hand, and SLOC funding, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these financial statements.

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

Note 3 – Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include all adjustments necessary for the fair presentation of its balance sheet, results of operations and cash flows for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2021 and March 31, 2021.

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

In November 2020 (the “November 2020 Notes”), the Company entered into note agreements that were determined to have embedded derivative instruments in the form of a contingent put option (“Share Settlement Feature”). The notes are recognized at the value of proceeds received after allocating issuance proceeds to the separable instruments issued with the notes and to the bifurcated contingent Share Settlement Feature. The notes are subsequently measured at amortized cost using the effective interest method to accrete interest over their term to bring the notes’ initial carrying value to their principal balance at maturity. The bifurcated Share Settlement Feature is initially measured at fair value which is included in the notes payable balance on the balance sheet and subsequently measured at fair value with changes in fair value recognized as a component of other income (expense) in the statements of operations. On January 28, 2021, the November 2020 Notes were fair valued and converted into 211,273 shares of the Company’s common stock. As of December 31, 2021 and March 31, 2021, there is no Share Settlement Feature.

Concentrations of Credit Risk and Off-balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions, and amounts may exceed federally insured limits totaling $250,000. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company has no financial instruments with off-balance sheet risk of loss as of December 31, 2021 and March 31, 2021.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years.

Finite Lived Intangible Assets

Intangible assets with finite lives are comprised of patents and licenses for developed technology, that are amortized on a straight-line basis over their expected useful lives, which is their contractual term or estimated useful life. Patents consist of filing and legal fees incurred, which are initially recorded at cost. Intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, are written down to fair value based on discounted cash flows.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the nine months ended December 31, 20201 and the fiscal year ended March 31, 2021.

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

Warrant Liability

The Company accounted for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrants issued by the Company have been estimated using the Monte Carlo simulation. As of December 31, 2021 and March 31, 2021, all of the warrant liabilities have been reclassified to equity.

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

No revenue was recognized by the Company during the nine months ended December 31, 2021 and the fiscal year ended March 31, 2021.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	December 31, 2021	March 31, 2021
Numerator
Net loss	$(16,487)	(40,755)

Denominator
Weighted-average common shares outstanding	15,669,636	9,583,681
Less: weighted-average shares subject to repurchase	(1,073,617)	(732,530)
Denominator for basic and diluted net loss per share	14,596,019	8,851,151
Shares used to compute pro forma net loss per share, basic and diluted
Net loss per share:
Basic and diluted	$(1.13)	$(4.60)

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2021 and March 31, 2021 are as follows:

	December 31,	March 31,
	2021	2021
Series A preferred stock	188,311	188,311
Series B preferred stock	2,019,038	2,019,038
Series C preferred stock	560,757	560,757
Warrants to purchase common stock (excluding penny warrants)	4,525,177	3,883,083
Options to purchase common stock	11,135,432	10,861,940
Unvested restricted stock awards	-	777,778
Unvested restricted stock units	1,939,683	1,061,905
	20,368,398	19,352,812

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

Note 4 – Fair Value Measurements

Warrants

During the fiscal year ended March 31, 2021, the Company issued 531,555 warrants related to its convertible notes and in connection with the Company’s September 11, 2020 financing (see Note 9), the Company issued 265,267 warrants. The warrants were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the financial statements.

The weighted average summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants issued during the fiscal year ended March 31, 2021 is as follows:

Year Ended March 31, 2021
Dividend yield	0%
Expected price volatility	50%
Risk free interest rate	0.11-0.41%
Expected term	4-5 years

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

In January and March, 2021, the Company entered into note exchange agreements with certain of its noteholders. The note exchange agreements amended and restated 956,775 existing warrants, issued in connection with its convertible notes and new warrant agreements were issued totaling 2,090,847 warrants. The fair value of the existing 959,775 warrants was approximately $3.4 million on the amendment date, and the change in fair value was recorded as other expense on the statement of operations. As of March 31, 2021, using the Black-Scholes pricing model, the fair value of the restated warrants was approximately $4.9 million and were recorded as equity warrants. During the fiscal year ended March 31, 2021, the Company recorded a loss on extinguishment of approximately $1.5 million related to the new warrants.

As of December 31, 2021 and March 31, 2021, there were no warrant liabilities.

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

For the fiscal year ended March 31, 2021 there was a change of approximately $2.4 million in Level 3 liabilities measured at fair value.

The following table presents changes in Level 3 liabilities measured at fair value for the fiscal year ended March 31, 2021. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

	Warrant	Share Settlement
	Liability	Feature
Balance at March 31, 2020	$1,733,718	$-
Issuance of warrants in connection with convertible notes	942,449	225,186
Issuance of warrants in connection with financing	515,426	-
Issuance of placement agent warrants	74,755	-
Change in fair value	2,360,543	12,706
Reclassification of warrants to equity	(5,626,891)	-
Conversion of notes payable	-	(237,892)
Balance at March 31, 2021	$-	$-

Note 5 – Property & Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31, 2021	March 31, 2021
Equipment	$1,013	$295
Computers	37	11
Leasehold improvements	28	14
Total	1,078	320
Less accumulated depreciation and amortization	(183)	(111)
Property and equipment, net	$895	$209

Depreciation expense for the nine months ended December 31, 2021 and the fiscal year ended March 31, 2021 was $72,000 and $42,000, respectively.

Note 6 – Intangible Assets, Net

During the nine months ended December 31, 2021, the Company entered into a Patent Assignment Agreement with International Business Machines Corporation (“IBM”) to acquire an ownership interest in assigned patents. As consideration for the patents, the Company paid $264,000 (including legal fees of approximately $38,000) during the nine months ended December 31, 2021.

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

Intangible assets, net, consists of the following (in thousands):

	December 31, 2021	March 31, 2020
Patents	$1,739	$1,475
Research license	375	375
Total	2,114	1,850
Accumulated amortization	(353)	(200)
Intangible assets, net	$1,761	$1,650

The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of December 31, 2021 (in thousands):

Estimated Amortization Expense
2022	$214
2023	214
2024	215
2025	214
2026 and thereafter	904
Total	$1,761

For the nine months ended December 31, 2021 and the fiscal year ended March 31, 2021, amortization expense was approximately $153,000 and $61,000, respectively.

Note 7 – Accrued Expenses

As of December 31, 2021 and March 31, 2021, the Company’s accrued expenses consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Directors and officers insurance financing	$-	$160
General liability insurance	234	-
Professional fees	7	49
Rent	57	-
Other	-	2
Total	$298	$211

Note 8 – Notes Payable:

Notes payable was nominal as of December 31, 2021, and $0.4 million as of March 31, 2021, which primarily consisted of the Company’s Paycheck Protection Loan.

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

The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP Loan. The Company used the PPP Loan amounts against Qualifying Expenses, and during the nine months ended December 31, 2021, the total PPP Loan balance of $430,500 was forgiven.

On June 17, 2020, the Company received an Economic Injury Disaster Loan totaling $8,000 from the U.S. Small Business Administration. As of December 31, 2021, this loan is outstanding.

Note 9 – Stockholders’ Deficit

Preferred Stock

As of December 31, 2021 and March 31, 2021, there were 50,000,000 authorized shares of the Company’s preferred stock, par value $0.0001.

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

During the fiscal year ended March 31, 2021, the Company issued 251 shares of its Series A preferred stock in connection with the conversion of its convertible notes, and as of December 31, 2021, 251 shares of Series A preferred stock are outstanding.

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

During the fiscal year ended March 31, 2021, the Company issued 1,443 shares of its Series B preferred stock in connection with the conversion of its convertible notes, and as of December 31, 2021, 1,443 shares of Series B preferred stock are outstanding.

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

During the fiscal year ended March 31, 2021, the Company issued 500,756 shares of its Series C preferred stock in connection with the conversion of its convertible notes, and as of December 31, 2021, 500,756 shares of Series C preferred stock are outstanding.

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

Under the guidance of ASC 815, Derivatives and Hedging, the Company determined the warrants related to the financing are not indexed to the Company’s own stock and do not meet the scope exception to derivative accounting, and therefore should be accounted for as a warrant liability. The warrant liability is initially measured at fair value and subsequent changes in fair value are recorded in earnings each reporting period. As of September 11, 2020, the Company recorded an initial warrant liability of approximately $0.6 million. The change in fair value during the fiscal year ended March 31, 2021, was nominal.

Restricted Stock

During the fiscal year ended March 31, 2021, the Company issued 3 shares of common stock and 1,571,428 shares of fully vested restricted common stock to its Chief Executive Officer. The Company purchased 166,667 shares of the restricted stock, at a fair value of approximately $0.5 million, to cover the withholding taxes related to the restricted stock.

During the fiscal year ended March 31, 2021, the Company issued 800,000 shares of restricted common stock to its Chief Operating Officer and Chief Marketing Officer. (See Note 10).

Stock Issued for Services

During the nine months ended December 31, 2021, the Company issued 64,261 shares of its common stock with a fair value of approximately $0.2 million in exchange for consulting services.

During the fiscal year ended March 31, 2021, the Company issued 108,792 shares of its common stock with a fair value of approximately $0.3 million to consultants.

On April 27, 2020, the Company issued 54,149 shares of its common stock in satisfaction of accounts payable of approximately $0.1 million owed for advisory services.

Convertible Notes

During the fiscal year ended March 31, 2021, the Company issued shares of its common stock, Series A preferred stock, Series B preferred stock and Series C preferred stock with a fair value of approximately $17.1 million upon conversion of its senior secured convertible notes. The Company issued 2,830,079 shares of its common stock with a fair value of $10.6 million upon conversion. The Company issued 251 shares of its Series A preferred stock with a fair value of approximately $1.3 million, which is convertible into 188,311 shares of the Company’s common stock. The Company issued 1,443 shares of its Series B preferred stock with a fair value of approximately $9.4 million, which is convertible into 2,019,038 shares of the Company’s common stock. The Company issued 500,756 shares of its Series C preferred stock with a fair value of approximately $2.4 million, which is convertible into 560,757 shares of common stock. The Company recorded a repurchased beneficial conversion feature of approximately $6.6 million in connection with its note exchange agreements. (See Note 8).

During the fiscal year ended March 31, 2021, the Company issued 366,667 shares of its common stock with a fair value of approximately $1.1 million in connection with its convertible notes.

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

During the fiscal year ended March 31, 2021, the Company issued 166,106 shares of its common stock in connection with the exercise of 166,667 common stock warrants on a cashless basis.

Stock Options

During the nine months ended December 31, 2021, the Company issued 409,385 shares of its common stock in connection with the exercise of stock options and received proceeds of approximately $0.2 million.

During the fiscal year ended March 31, 2021, the Company issued 25,000 shares of its common stock in connection with the exercise of stock options, with an exercise price of $0.15 per share. During April 2021, the Company received proceeds of $3,750.

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

Stock-based compensation:

The Company recognized total expenses for stock-based compensation during the nine months ended December 31, 2021 and the fiscal year ended March 31, 2021, which are included in the accompanying statements of operations, as follows (in thousands):

	Nine months ended	Fiscal year ended
	December 31, 2021	March 31, 2021
Research and development expenses	$384	$2,444
Selling, general and administrative expenses	8,318	11,987
Total stock-based compensation	$8,702	$14,431

Restricted stock units:

A summary of the Company’s restricted stock activity during the nine months ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at March 31, 2021	1,061,905	$4.50
Granted	1,200,000	$1.33
Vested	(322,222)	$1.24
Unvested at December 31, 2021	1,939,683	$3.08

Upon the Company’s uplisting to Nasdaq in January 2021, the Company granted 1,061,905 restricted stock units with a fair value of approximately $4.7 million to the Company’s Chief Executive Officer.

During the nine months ended December 31, 2021, the Company granted 800,000 restricted stock units with a fair value of approximately $4.1 million, in exchange for 800,000 restricted stock awards issued to an officer of the Company and a consultant during the fiscal year ended March 31, 2021. The fair value and vesting terms of the restricted stock units are identical to the terms of the restricted stock awards, and therefore, no incremental stock-based compensation has been recognized during the nine months ended December 31, 2021.

During the nine months ended December 31, 2021, the Company granted 400,000 restricted stock units with a fair value of approximately $1.6 million to its Chief Financial Officer.

During the nine months ended December 31, 2021, the Company recognized stock-based compensation of approximately $5.9 million, related to restricted stock. As of December 31, 2021, unrecognized stock-based compensation totaled approximately $2.6 million, which is expected to be recognized over a weighted-average period of 1 year.

Restricted stock awards:

A summary of the Company’s restricted stock activity during the nine months ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at March 31, 2021	777,778	$5.12
Vested	(66,666)	$5.12
Canceled	(711,112)	$5.12
Unvested at December 31, 2021	-	$-

During the nine months ended December 31, 2021, 66,666 shares of the Company’s restricted stock awards vested. During the nine months ended December 31, 2021, the Company exchanged 88,888 shares of its vested restricted stock awards and 711,112 of its unvested restricted stock awards for restricted stock units. (See Restricted stock units).

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

During the nine months ended December 31, 2021, the Company granted 1,442,204 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors, employees and consultants. The options have a fair value of approximately $5.1 million. The Company granted 8,949,107 stock options with a fair value of approximately $28.9 million during the fiscal year ended March 31, 2021. The following was used in determining the fair value of stock options granted during the nine months ended December 31, 2021 and the fiscal year ended March 31, 2021.

	Nine months ended	Fiscal year ended
	December 31, 2021	March 31, 2021
Dividend yield	0%	0%
Expected price volatility	50% - 103%	50%
Risk free interest rate	0.35% - 1.33%	0.16% - 0.94%
Expected term	3-7 years	1-7 years

A summary of activity under the Plan for the nine months ended December 31, 2021 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2021	10,928,607 *	$2.73	8.2	$17,524
Granted	1,442,204	$3.53	9.8
Exercised	(419,000)	$0.51	-
Canceled	(816,379)	$3.88	-
Outstanding at December 31, 2021	11,135,432	$2.85	7.6	$13,031

Exercisable at December 31, 2021	9,850,155	$2.75	7.4	$12,402

*	Options outstanding as of March 31, 2021 includes 66,667 options to purchase shares of the Company’s common stock granted on October 16, 2020 and were recorded as an out of period adjustment. The related stock-based compensation of approximately $0.2 million has been expensed during the nine months ended December 31, 2021.

On June 22, 2020, the Company’s Board of Directors adopted a resolution to accelerate the vesting of all options granted to be fully vested as of June 22, 2020.

During the fiscal year ended March 31, 2021, the Company granted 3,854,088 options to purchase shares of its common stock with a fair value of approximately $6.0 million to the Company’s Board of Directors, executives and employees. The options vest over a period of one month – 2 years.

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

During the fiscal year ended March 31, 2021, the Company granted 630,556 options to purchase shares of its common stock with a fair value of approximately $0.9 million for consulting services.

During the nine months ended December 31, 2021, the Company recognized stock-based compensation of approximately 1.3 million, related to stock options. As of December 31, 2021, the Company had approximately $1.7 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plan, which is expected to be recognized over a weighted-average period of 1.6 years.

Warrants:

A summary of the Company’s warrant (excluding penny warrants) activity during the nine months ended December 31, 2021 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at March 31, 2021	3,883,083	$2.49	4.6	$7,763
Issued	775,724	$3.94	4.8
Canceled	(133,630)	$5.63	-
Outstanding at December 31, 2021	4,525,177	$2.65	4.0	$7,088

Exercisable at December 31, 2021	3,468,422	$1.95	3.8	$6,751

During the fiscal year ended March 31, 2021, the Company issued 3,727,765 warrants to purchase shares of the Company’s common stock with a fair value of approximately $11 million. Details of these issuances are as follows:

●	During the fiscal year ended March 31, 2021, the Company issued 116,667 warrants to purchase shares of the Company’s common stock. The warrants were exercised on a cashless basis on June 30, 2020, and the Company issued 97,222 shares of its common stock.

●	During the fiscal year ended March 31, 2021, the Company issued 398,896 warrants to purchase common stock in connection with the Company’s private placement transactions.

●	During the fiscal year ended March 31, 2021 the Company issued 208,000 warrants to purchase shares of the Company’s common stock and recorded a $0.2 million loss on issuance of these common stock warrants.

●	On January 26, 2021, in connection with the Company’s public offering, the Company issued a warrant to the underwriters to purchase 381,800 shares of its common stock. (See Note 9).

●	During the fiscal year ended March 31, 2021, 53,093 warrants were exercised for cash of approximately $0.2 million and the Company issued 53,093 shares of its common stock.

●	During the fiscal year ended March 31, 2021, the Company amended and restated 956,775 warrants related to its convertible notes and issued replacement warrants totaling 2,090,847.

●	During the fiscal year ended March 31, 2021, the Company issued 531,555 warrants in connection with its convertible notes.

During the nine months ended December 31, 2021, the Company issued 775,724 common stock warrants in exchange for consulting and advisory services. The warrants have a fair value of approximately $1.3 million which is recorded as stock-based compensation in the accompanying statement of operations for the nine months ended December 31, 2021.

The Company estimated the fair value of the warrants using the Black-Scholes pricing model as follows:

	Nine months ended December 31, 2021	Fiscal year ended March 31, 2021

Expected price volatility	50% - 103%	50.0%
Risk free interest rate	0.81% - 1.2%	0.4% - 2.4%
Expected term	5 years	5 years

Note 11 – Income Taxes

During the nine months ended December 31, 2021 and the fiscal year ended March 31, 2021, the Company did not record a provision for income taxes due to the recognition of a full valuation allowance.

As of December 31, 2021, the Company has net operating loss carryforwards of approximately $31.1 million and $13.4 million available to reduce future taxable income, for federal and state income tax purposes, respectively. Under the Tax Cuts and Jobs Act, the Federal NOLs of approximately $31.1 million incurred during the years ended after December 31, 2017 can be carried forward indefinitely, but are limited in utilization to 80% of taxable income each year. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the limitation of NOL utilization up to 80% of taxable income limitation is temporarily removed, allowing NOLs to fully offset taxable income. Approximately $26,000 of the federal NOL will expire in 2037. The state net operating loss carryforwards will begin to expire in 2037.

Under the Internal Revenue Code (“IRC”) Section 382, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2021. The Company has no income tax effect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

The federal and state tax returns beginning with the year ended December 31, 2017 are currently open for examination under the applicable federal and state income tax statutes of limitations.

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,	March 31,
	2021	2021
Net operating loss carryforwards	$7,229	$3,679
Equity based compensation	986	544
Accrued payroll	-	148
Amortization	6	(20)
Accruals and other temporary differences	2	-
Gross Deferred Tax Assets	8,223	4,351
Depreciation	(46)	(1)
Accruals and other temporary differences	-	-
Less Valuation Allowance	(8,177)	(4,350)
Net Deferred Taxes	$-	$-

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	Nine months ended	Fiscal year ended
	December 31,	March 31,
	2021	2021
Tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	-%	1.1%
Permanent items	0.6%	-%
Stock-based compensation	(6.3)%	(7.3)%
Loss on extinguishment of debt	-%	(7.3)%
Loss on exchange of notes payable for common stock and warrants	-%	(0.8)%
Change in fair value of warrant liability	-%	(1.2)%
Deferred tax true-up / return to provision	8.7%	(2.0)%
Tax reform rate change	(0.8)%	-%
Change in valuation allowance	(23.2)%	(3.5)%
Income taxes provision (benefit)	-%	-%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2021 and March 31, 2021. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the nine months ended December 31, 2021 and the fiscal year ended March 31, 2021.

The Company has not been under tax examination in any jurisdiction for the nine months ended December 31, 2021 and for the fiscal year ended March 31, 2021.

Note 12 – Commitments and Contingencies

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

On January 24, 2022, the Company entered into the eighth amendment to its lease with Oregon State University which expands the lease to now include approximately 703 square feet of lab space, 768 square feet of cubicle space, 2,088 square feet of Highbay lab space, and 376 square feet of High bay storage space in a building commonly known as Building 11. Effective January 24, 2022, the quarterly operating expense will be $44,252 covering all utility and facility tooling costs. The sublease expires June 30, 2025.

Hudson 11601 Wilshire, LLC

On March 4, 2021, the Company entered into a lease agreement with Hudson 11601 Wilshire, LLC, to lease 3,500 square feet of office space located in Los Angeles, California. The lease term is 39 months and expires on June 30, 2024. The monthly lease expense is as follows:

●	Months 1-12	-	$18,375

●	Months 13-24	-	$19,018

●	Months 25-36	-	$19,683

●	Months 37-39	-	$20,372

The Company paid a security deposit totaling $20,373 at the lease inception date.

HP Inc.

On May 4, 2021, the Company entered into a lease agreement with HP Inc. to lease office and lab space located in Corvallis, Oregon. The lease term is 5 years and the lease commencement date is April 1, 2021. The monthly lease expense is $7,388 and increases 3% on each anniversary of the lease commencement date. The Company will pay a security deposit totaling $8,315. The Company has the option to extend the lease for an additional 5 years. On January 26, 2022, the Company entered into the first amendment to its lease with HP Inc., which amends the lease commencement date to January 26, 2022 and the lease expiration date to January 31, 2027.

Pacific N.W. Properties, LLC

On October 5, 2021, the Company entered into a lease agreement with Pacific N.W. Properties, LLC to lease 26,963 square feet of warehouse, manufacturing, production and office space located in Salem Oregon. The commencement date of the lease is October 1, 2021, the lease term is 62 months and expires on November 30, 2026.

On December 9, 2021, the Company entered into the first amendment to its lease agreement with Pacific N.W. Properties, LLC. The lease amendment revises the lease commencement date to December 9, 2021 and the lease expiration date to February 28, 2027. The revised monthly lease expense is as follows:

●	Months 1-2	-	$15,357

●	Months 3-12	-	$21,500

●	Months 13-24	-	$22,145

●	Months 25-36	-	$22,809

●	Months 37-48	-	$23,494

●	Months 49-60	-	$24,198

●	Months 61-62	-	$24,924

During the fiscal year ended March 31, 2021, the Company recognized rent expense of approximately $0.1 million.

During the nine months ended December 31, 2021, the Company recognized rent expense of approximately $0.2 million.

As of December 31, 2021, future minimum payments are as follows (in thousands):

Year ended December 31, 2022	$721
Year ended December 31, 2023	777
Year ended December 31, 2024	659
Year ended December 31, 2025	475
Year ended December 31, 2026 and thereafter	449
Total	$3,081

Litigation

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

Note 13 – Transition Period Comparative Data

As discussed in Note 1, this Transition Report on Form 10-KT includes financial information for the nine months ended December 31, 2021, and fiscal year ended March 31, 2021. The Statements of Operations and Cash Flows for the nine months ended December 31, 2021 and 2020, are summarized below. All data for the nine months ended December 31, 2020, are derived from the Company’s unaudited condensed financial statements.

The Statements of Operations for the nine months ended December 31, 2021 and 2020 is as follows:

	Nine months ended December 31,
	2021	2020
		(Unaudited)
Operating expenses:
Research and development	$2,496	$2,635
Selling, general and administrative	14,367	11,455
Total operating expenses	16,863	14,090

Loss from operations	(16,863)	(14,090)

Other income (expense):
Other income	-	-
Other expense	(55)	(55)
Interest expense	(7)	(2,665)
Loss on exchange of notes payable for common stock and warrants	-	(1,521)
Gain (loss) on extinguishment of debt	7	(453)
Gain on forgiveness of PPP loan	431	-
Change in fair value of warrant liability	-	(1,337)
Change in fair value of derivative liability	-	39
Total other income (expense)	376	(5,992)

Net loss	$(16,487)	$(20,082)

Net loss per share, basic and diluted:	$(1.13)	$(2.70)

Weighted average shares outstanding, basic and diluted:	14,596,019	7,430,701

The Statements of Cash Flows for the nine months ended December 31, 2021 and 2020 is as follows:

	Nine months ended December 31,
	2021	2020
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,487)	$(20,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,458	10,663
Issuance of common stock to consultants	244	302
Depreciation and amortization	225	57
(Gain) loss on extinguishment of debt	(7)	453
Gain on forgiveness of PPP loan	(431)	-
Loss on exchange of notes payable for common stock and warrants	-	1,521
Amortization of debt discount	-	2,256
Non-cash expenses for placement agent	-	55
Change in fair value of warrant liability	-	1,337
Change in fair value of derivative liability	-	(39)
Changes in operating assets and liabilities:
Prepaid and other assets	(500)	(189)
Account payable	(126)	120
Accrued expenses	87	(408)
Accrued interest	-	349
Net cash used in operating activities	(8,537)	(3,605)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(552)	(82)
Purchase of patents/R&D license	(264)	(25)
Net cash used in investing activities	(816)	(107)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of fees	-	1,599
Proceeds from the exercise of stock options	186	-
Proceeds from related parties non-interest bearing advance	-	25
Repayment of senior secured promissory note	-	(200)
Proceeds from PPP loan	-	205
Repayment of related party non interest bearing advance	-	(50)
Repayment of notes payable	-	(53)
Proceeds from issuance of senior secured convertible notes and common stock warrants	-	2,676
Common stock repurchased and subsequently canceled	-	(450)
Payment of financing costs	-	(52)
Net cash provided by financing activities	186	3,700
Net decrease in cash	(9,167)	(12)
Cash — beginning of year	15,297	48
Cash — end of year	$6,130	$36
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid research and development license included in accounts payable	$-	$75
Beneficial conversion feature in connection with notes payable	$-	$619
Issuance of common stock in connection with conversion of notes	$-	$4,494
Issuance of common stock in connection of notes payable	$-	$1,134
Issuance of common stock in satisfaction of accounts payable	$-	$122
Reclassification of warrant liabilities	$-	$2,061
Issuance of common stock warrants	$-	$263
Unpaid equipment included in accounts payable	$206	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$6	$60
Cash paid income taxes	$-	$-

Note 14 – Subsequent Events

The Company has evaluated all subsequent events through the date of filing, March 30, 2022, of this Transition Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2021, and events which occurred after December 31, 2021, but which were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.