Form 10-Q
period 2022-03-31
Crown Electrokinetics Corp.
filed 2022-05-16
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of common stock, $0.0001 par value per share, outstanding as of May 13, 2022 was 14,584,349.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements.

CROWN ELECTROKINETICS CORP.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$2,513	$6,130
Prepaid & other current assets	774	687
Total current assets	3,287	6,817
Property and equipment, net	851	895
Intangible assets, net	1,715	1,761
Right of use asset	2,218	-
Other assets	402	179
TOTAL ASSETS	$8,473	$9,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$330	$358
Accrued expenses	90	298
Lease liability - current portion	507	-
Notes payable	8	8
Total current liabilities	935	664
Lease liability	1,814	-
Total liabilities	2,749	664

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Series A preferred stock, par value $0.0001; 300 shares authorized, 251 shares outstanding as of March 31, December 31, 2022 and 2021, respectively	-	-
Series B preferred stock, par value $0.0001; 1,500 shares authorized, 1,443 shares outstanding as of March 31, 2022 and 2021, respectively	-	-
Series C preferred stock, par value $0.0001; 600,000 shares authorized, 500,756 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 14,563,458 and 14,530,126 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	83,983	82,677
Accumulated deficit	(78,260)	(73,690)
Total stockholders’ equity	5,724	8,988
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,473	$9,652

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Operations

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2022	2021
Operating expenses:
Research and development	$1,096	$905
Selling, general and administrative	3,471	4,357
Total operating expenses	4,567	5,262

Loss from operations	(4,567)	(5,262)

Other income (expense):
Other income	-	7
Other expense	-	(1)
Interest expense	(3)	(531)
Loss on exchange of notes payable for common stock and warrants	-	(6)
Gain (loss) on extinguishment of debt	-	(13,805)
Change in fair value of warrant liability	-	(1,023)
Change in fair value of derivative liability	-	(51)
Total other income (expense)	(3)	(15,410)

Loss before income taxes	(4,570)	(20,672)

Income tax expense	-	-

Net loss	$(4,570)	$(20,672)

Net loss per share, basic and diluted:	$(0.29)	$(1.70)

Weighted average shares outstanding, basic and diluted:	15,856,316	12,156,503

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	251	$-	1,443	$-	500,756	$-	14,530,126	$1	$82,677	$(73,690)	$8,988
Delivery of restricted common stock	-	-	-	-	-	-	33,332	-	-	-	-
Issuance of common stock warrants in connection with SLOC	-	-	-	-	-	-	-	-	223	-	223
Stock-based compensation	-	-	-	-	-	-	-	-	1,083	-	1,083
Net loss	-	-	-	-	-	-	-	-	-	(4,570)	(4,570)
Balance as of March 31, 2022 (Unaudited)	251	$-	1,443	$-	500,756	$-	14,563,458	$1	$83,983	$(78,260)	$5,724

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	-	$-	-	$-	-	$-	7,599,716	$1	$29,758	$(36,530)	$(6,771)
Issuance of common stock and warrants, net of fees	-	-	-	-	-	-	4,772,500	-	19,326	-	19,326
Issuance of common stock and preferred stock in connection with conversion of notes	251	-	1,443	-	500,756	-	1,261,277	-	19,222	-	19,222
Repurchased beneficial conversion feature in connection with conversion of notes payable	-	-	-	-	-	-	-	-	(6,647)	-	(6,647)
Issuance of common stock warrants in connection with note exchange agreements	-	-	-	-	-	-	-	-	4,918	-	4,918
Exercise of common stock warrants	-	-	-	-	-	-	219,199	-	180	-	180
Issuance of common stock to consultants	-	-	-	-	-	-	693	-	3	-	3
Stock-based compensation	-	-	-	-	-	-	1,038,095	-	3,463	-	3,463
Stock option exercise	-	-	-	-	-	-	25,000	-	-	-	-
Canceled restricted stock awards	-	-	-	-	-	-	(60,000)	-	-	-	-
Reclassification of warrant liabilities	-	-	-	-	-	-	-	-	3,566	-	3,566
Net loss	-	-	-	-	-	-	-	-	-	(20,672)	(20,672)
Balance as of March 31, 2021	251	$-	1,443	$-	500,756	$-	14,856,480	$1	$73,789	$(57,203)	$16,587

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Cash Flows

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,570)	$(20,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,083	3,463
Issuance of common stock to consultants	-	3
Depreciation and amortization	107	76
(Gain) loss on extinguishment of debt	-	13,805
Loss on exchange of notes payable for common stock and warrants	-	6
Amortization of debt discount	-	458
Change in fair value of warrant liability	-	1,024
Change in fair value of derivative liability	-	51
Amortization of right of use assets	118	-
Loss on disposal of equipment	52	-
Changes in operating assets and liabilities:
Prepaid and other assets	(87)	(112)
Account payable	(32)	(899)
Accrued expenses	(208)	(145)
Accrued interest	-	72
Lease liability	(15)	-
Net cash used in operating activities	(3,552)	(2,870)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(58)	(77)
Purchase of patents	(7)	(1,506)
Net cash used in investing activities	(65)	(1,583)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of fees	-	19,326
Proceeds from the exercise of common stock warrants	-	180
Proceeds from PPP loan	-	233
Repayment of related party non interest bearing advance	-	(25)
Net cash provided by financing activities	-	19,714

Net (decrease) increase in cash	(3,617)	15,261
Cash — beginning of period	6,130	36
Cash — end of period	$2,513	$15,297

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock warrants in connection with SLOC	$223	$-
Issuance of common stock and preferred stock in connection with conversion of notes	$-	$19,222
Repurchase beneficial conversion feature in connection with conversion of notes payable	$-	$6,647
Reclassification of warrant liabilities	$-	$3,566
Issuance of common stock warrants in connection with note exchange agreements	$-	$4,918
Unpaid equipment included in accounts payable	$4	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$3	$2
Cash paid income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 1 - Organization and Description of Business Operations

Crown Electrokinetics Corp. (the “Company”) was incorporated in the State of Delaware on April 20, 2015. Effective October 6, 2017, the Company’s name was changed to Crown Electrokinetics Corp. from 3D Nanocolor Corp. (“3D Nanocolor”).

On January 26, 2021, the Company completed its public offering, and its common stock began trading on the Nasdaq Capital Market (Nasdaq) under the symbol CRKN.

The Company is commercializing technology for smart or dynamic glass. The Company’s electrokinetic glass technology is an advancement on microfluidic technology that was originally developed by HP Inc.

On November 10, 2021, the Board of Directors of the Company approved a change in its fiscal year end from March 31 to December 31 which was effective January 1, 2022.

Note 2 - Liquidity and Financial Condition

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $78.3 million and working capital of approximately $2.4 million at March 31, 2022, a net loss of approximately $4.6 million, approximately $3.6 million of net cash used in operating activities for the three months ended March 31, 2022. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

On March 23, 2022, the Company entered into an Irrevocable $10 million Standby Letter of Credit (“SLOC”). The SLOC accrues interest at a rate of 12% per annum and matures 2 years from the issuance date of the SLOC. Interest is payable quarterly. In connection with the SLOC, the Company issued a warrant for 200,000 shares of common stock with an exercise price of $2.00. Additionally, the Company will issue 50,000 shares of its restricted common stock with each cash draw of $1.0 million. Drawdowns are capped at a maximum of $5 million in the first six months. The Company intends to sign and drawdown on the available funds as necessary in 2022 and 2023.

The Company entered into a Sales Agreement with A.G.P./Alliance Global Partners (the “Sales Agents”) dated March 30, 2022 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $5 million in shares (the “Placement Shares”) of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “ATM Offering”). The Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333- 262122) and the related base prospectus included in the registration statement, as supplemented by the prospectus supplement dated March 30, 2022. As of March 31, 2022 the Company did not receive any proceeds from the ATM Offering. Subsequent to March 31, 2022, and as of the date of this filing, the Company received net proceeds on sales of 20,891 shares of common stock under the Sales Agreement of approximately $27,216 (after deducting $816 in commissions and expenses) at a weighted average price of $1.30.

Although it is difficult to predict the Company’s liquidity requirements as of March 31, 2022, based upon the Company’s current operating plan, cash on hand, SLOC funding, and ATM facility, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these condensed financial statements.

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

The Company is currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. The Company’s financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 3 - Significant Accounting Policies

Basis of Presentation

The Company’s condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the full year or the results for any future periods. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2021 included in the Company’s Form 10-KT filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant Accounting Policies:

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2021 financial statements included in its 2021 Annual Report.

Leases

The Company accounts for its leases under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the condensed consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

Warrants

The Company accounts for its warrants related to the SLOC in accordance with ASC 815-40, Contracts in Entity’s Own Equity. The warrants to purchase the Company’ common stock should be classified within stockholders’ equity and the warrants are indexed to the Company’s own stock under ASC 815-40. As such, the warrants meet the scope exception in ASC 815-10-15-74(a) to derivative accounting and; therefore, the warrants should be classified in stockholders’ equity. The Company will use a Black-Scholes model to value the warrants at issuance.

Under the guidance of ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, the Company concluded the warrants should be recorded as a deferred asset. At issuance and as of March 31, 2022, since no loan amounts were drawn down, the SLOC warrant is recorded as a deferred asset at fair value and will be amortized over the life of the SLOC. Upon a draw down, the remaining balance of the deferred asset would be reclassified to debt discount and amortized under the effective interest method over the one-year term of the loan.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements
Three Months Ended March 31, 2022 and 2021

(Unaudited)

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2022 and 2021 are as follows:

	March 31,	March 31,
	2022	2021
	(Unaudited)
Series A preferred stock	188,311	188,311
Series B preferred stock	2,019,038	2,019,038
Series C preferred stock	560,757	560,757
Warrants to purchase common stock (excluding penny warrants)	4,725,177	3,883,083
Options to purchase common stock	10,567,099	10,861,940
Unvested restricted stock awards	-	777,778
Unvested restricted stock units	2,261,905	1,061,905
	20,322,287	19,352,812

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for non-public entities for fiscal years beginning after December 15, 2022 and interim periods beginning after December 15, 2023. The Company adopted this standard on January 1, 2022, and the adoption did not have a material impact on the Company’s financial statements or disclosures.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. On January 1, 2022, the adoption of ASU 2020-06 did not have a material impact on the Company’s condensed financial statements or disclosures.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements
Three Months Ended March 31, 2022 and 2021

(Unaudited)

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. On January 1, 2022, the adoption of ASU 2021-04 did not have a material impact on the Company’s condensed financial statements or disclosures.

Note 4 - Property & Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
	(Unaudited)
Equipment	$1,018	$1,013
Computers	52	37
Leasehold improvements	70	28
Total	1,140	1,078
Less accumulated depreciation and amortization	(289)	(183)
Property and equipment, net	$851	$895

Depreciation expense for the three months ended March 31, 2022 and 2021 was $54,000 and $16,000, respectively.

Note 5 - Intangible Assets, Net

IBM Patents

On July 23, 2021, the Company entered into a Patent Assignment Agreement with International Business Machines Corporation (“IBM”) to acquire an ownership interest in assigned patents. As consideration for the patents, the Company paid $264,000 (including legal fees of approximately $38,000).

Intellectual Property

On January 31, 2016, the Company, entered into an IP agreement with HP to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in the Company’s products. Under the terms of the agreement, the license is to be used for research purposes only, has a purchase price of $200,000 for the technology and a two-year closing date. On April 12, 2016 the Company and HP entered into the first amendment to the agreement, which reduced the purchase price of the technology to $175,000. The sales agreement entered into with HP concurrently with the first amendment to the agreement allocated $25,000 of the $200,000 purchase price to acquire equipment to be used in the research. On May 1, 2017, the Company and HP entered into the second amendment to the agreement which increased the purchase price for the technology to $375,000 and extended the closing date to January 31, 2020. On March 10, 2019, the Company and HP entered into the third amendment to the agreement, which extended the closing date to January 31, 2021, enumerated certain intellectual property owned by HP that is not subject to the exclusive license granted to the Company and revised the schedule of fees payable by the Company to HP. Under the terms of the fourth amendment with HP (see details below), $75,000 will be included in the purchase price for the option to purchase assignable patents, which was paid on February 9, 2021.

Under the guidance of ASC 350, Intangibles - Goodwill and Other Intangibles, the Company recorded the research license at the cost to acquire the license. The Company has paid $375,000 for the transfer of the technology. The research license will be amortized over a 10-year useful life.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements
Three Months Ended March 31, 2022 and 2021

(Unaudited)

HP Patents

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements
Three Months Ended March 31, 2022 and 2021

(Unaudited)

Intangible assets, net, consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
	(Unaudited)
Patents	$1,747	$1,739
Research license	375	375
Total	2,122	2,114
Accumulated amortization	(407)	(353)
Intangible assets, net	$1,715	$1,761

The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of March 31, 2022 (in thousands):

Estimated Amortization Expense

2022	$162
2023	215
2024	215
2025	215
2026 and thereafter	908
Total	$1,715

For the three months ended March 31, 2022 and 2021, amortization expense was approximately $53,000 and $60,000, respectively.

Note 6 - Accrued Expenses

As of March 31, 2022 and December 31, 2021, the Company’s accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
	(Unaudited)
General liability insurance	$90	$234
Professional fees	-	7
Rent	-	57
Total	$90	$298

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements
Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 7 - Stockholders’ Deficit

Preferred Stock

As of March 31, 2022 and December 31, 2021, there were 50,000,000 authorized shares of the Company’s preferred stock, par value $0.0001.

Series A Preferred Sock

As of March 31, 2022 and December 31, 2021, the Company had 251 shares of its Series A preferred stock issued and outstanding.

Series B Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company had 1,443 shares of its Series B preferred stock issued and outstanding.

Series C Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company had 500,756 shares of its Series C preferred stock issued and outstanding.

Common Stock

Restricted Stock

During the three months ended March 31, 2022, the Company issued 33,332 shares of common stock in connection with vested restricted stock units.

Note 8 - Stock Options, Restricted Stock Units and Warrants:

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements
Three Months Ended March 31, 2022 and 2021

(Unaudited)

Under the 2016 Plan and the 2020 Plan, upon the exercise of stock options and issuance of fully vested restricted common stock, shares of common stock may be withheld to satisfy tax withholdings. The Company intends to net settle certain employee options to ensure adequate authorized shares under the Incentive Plan.

Stock-based compensation:

The Company recognized total expenses for stock-based compensation during the three months ended March 31, 2022 and 2021, which are included in the accompanying statements of operations, as follows (in thousands):

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Research and development expenses	$55	$490
Selling, general and administrative expenses	1,028	2,976
Total stock-based compensation	$1,083	$3,466

Stock Options:

The Company provides stock-based compensation to employees, directors and consultants under both the 2016 and 2020 Plans. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

A summary of activity under the 2016 and 2020 Plans for the three months ended March 31, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	11,135,432	$2.85	7.6	$13,031
Canceled	(568,332)	$3.39	-
Outstanding at March 31, 2022	10,567,100	$2.82	7.2	1,903

Exercisable at March 31, 2022	9,917,516	$2.76	7.1	$1,903

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements
Three Months Ended March 31, 2022 and 2021

(Unaudited)

During the three months ended March 31, 2022, the Company cancelled 568,332 stock options with a weighted average exercise price of $3.39. Of these stock option cancellations, 33,332 were related to a swap for restricted stock units (see restricted stock units below) and 535,000 were cancelled in connection with employee departures.

Restricted stock units:

A summary of the Company’s restricted stock activity during the three months ended March 31, 2022 is as follows:

During the three months ended March 31, 2022, 33,332 restricted stock units (“RSUs) were swapped for 33,332 cancelled stock options. The cancellation of the stock options and the issuance of the RSUs were accounted for as a modification of the equity awards and during the three months ended March 31, 2022, the Company recognized incremental stock-based compensation of $0.1 million.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at March 31, 2021	1,061,905	$4.50
Granted	1,200,000	$1.33
Vested	(322,222)	$1.24
Unvested at December 31, 2021	1,939,683	$3.08
Granted	33,332	$3.25
Vested	(1,195,237)	$4.20
Unvested at March 31, 2022	777,778	$1.37

Warrants:

In connection with the SLOC, the Company issued a warrant for 200,000 shares of common stock with an exercise price of $2.00, and a total fair value of approximately $0.2 million. This amount is included in the condensed Balance Sheet as deferred debt issuance costs included in other assets. A summary of the Company’s warrant (excluding penny warrants) activity during the three months ended March 31, 2022 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,525,177	$2.65	4.0	$7,088
Issued	200,000	$2.00	5.0
Outstanding at March 31, 2022	4,725,177	$2.62	3.8	$2,134

Exercisable at March 31, 2022	1,862,661	$1.15	3.1	$2,134

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements
Three Months Ended March 31, 2022 and 2021

(Unaudited)

The Company estimated the fair value of the warrants using the Black-Scholes pricing model as follows:

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Expected price volatility	103.0%	50%-103%
Risk free interest rate	2.2%	.42%-.81%
Expected term (years)	5.0	5.0

Note 9 - Commitments and Contingencies

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

On July 1, 2020, the Company entered into the fifth amendment to its lease with Oregon State University which adjusts the Operating Expense Reimbursement payment due dates from monthly to quarterly, with the payments due in advance on the first of July, October, January and April. Effective July 1, 2020, the quarterly operating expense will be $23,097 which includes Service fees of $11,979 and Facility Tooling fees of $11,118.

On July 1, 2021, the Company entered into the sixth amendment to its lease with Oregon State University which adjusts the Operating Expense Reimbursement to a quarterly payment of $23,805. The quarterly Operating Expense Reimbursement payment includes Service fees of $12,337 and Facility Tooling fees of $11,468.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements
Three Months Ended March 31, 2022 and 2021

(Unaudited)

The Company paid a security deposit totaling $20,373 at the lease inception date.

HP Inc.

On May 4, 2021, the Company entered into a lease agreement with HP Inc. to lease office and lab space located in Corvallis, Oregon. The lease term is 5 years, and the lease commencement date is April 1, 2021. The monthly lease expense is $7,388 and increases 3% on each anniversary of the lease commencement date. The Company will pay a security deposit totaling $8,315. The Company has the option to extend the lease for an additional 5 years. On January 26, 2022, the Company entered into the first amendment to its lease with HP Inc., which amends the lease commencement date to January 26, 2022 and the lease expiration date to January 31, 2027.

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

As of March 31, 2022, the Company had operating lease liabilities of approximately $2.3 million and right-of-use assets of approximately $2.2 million, which are included in the condensed balance sheet.

The components of lease expense were as follows:

Three months ended March 31, 2022
Operating leases:
Operating lease cost	$190
Variable lease cost	19
Operating lease expense	$209

Supplemental cash flow information related to leases were as follows:

Three months ended March 31, 2022
Operating cash flows - operating leases	$153
Right-of-use assets obtained in exchange for operating lease liabilities	$2,336
Weighted-average remaining lease term – operating leases (in years)	3.9
Weighted-average discount rate – operating leases	12.0%

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements
Three Months Ended March 31, 2022 and 2021

(Unaudited)

As of March 31, 2022, future minimum payments are as follows (in thousands):

Operating
Leases
Nine months ended December 31, 2022	$566
Year ended December 31, 2023	776
Year ended December 31, 2024	678
Year ended December 31, 2025	475
Year ended December 31, 2026	390
Year ended December 31, 2027	67
Total	2,952
Less present value discount	(631)
Operating lease liabilities	$2,321

During the three months ended March 31, 2022 and 2021, the Company recognized rent expense of approximately $0.2 million and $0.03 million, respectively.

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

Note 10 - Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed financial statements as of March 31, 2022, and events which occurred after March 31, 2022, but which were not recognized in the condensed financial statements.

Subsequent to March 31, 2022, in connection with the Company’s ATM Offering (see Note 2), the Company received gross proceeds of approximately $27,216 from the sale of 20,891 shares of common stock at a weighted average price of $1.30

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay our adoption of such new or revised accounting standards. As a result of this election, our condensed financial statements may not be comparable to the condensed financial statements of other public companies.

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

On January 26, 2021, the Company completed its public offering, and its common stock began trading on the Nasdaq Capital Market (Nasdaq) under the symbol CRKN.

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

Results of Operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,096	$905
Selling, general and administrative	3,471	4,357
Other income (expense)	(3)	(15,410)
Net loss	$(4,570)	$(20,672)

Research and Development

Research and development expenses were $1.1 million for the three months ended March 31, 2022 compared to $0.9 million for the three months ended March 31, 2021. The increase of $0.2 million is primarily related to additional salaries and benefits.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $3.4 million and $4.4 million for the three months ended March 31, 2022 and 2021, respectively. The $1.0 million decrease in SG&A expenses is primarily due to decrease in stock-based compensation of $1.8 million, offset by an increase of salaries of $0.4 million, professional fees of $0.2 million, rent expense of $0.2 million, loss on disposal of equipment of $0.1 million and other SG&A expenses.

Other (Income) Expense

Other (income) expense was immaterial for the three months ended March 31, 2022.$. Other (income) expense for the three months ended March 31, 2021 was $15.4 million loss, which primarily consisted of a loss on extinguishment of debt in the amount of $13.8 million, a loss due to the change in fair value of warrant liability of $1.0 million and a loss due to a change in fair value of derivative liability of $0.1 million.

Liquidity

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash and cash equivalents at the beginning of the year	$6,130	$36
Net cash used in operating activities	(3,552)	(2,870)
Net cash used in investing activities	(65)	(1,583)
Net cash provided by financing activities		19,714
Cash and cash equivalents at the end of the year	$2,513	$15,297

The Company had an accumulated deficit of approximately $78.2 million, and a net loss of $4.6 million, and used approximately $3.6 million in net cash in operating activities for the three months ended March 31, 2022. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

On March 23, 2022, the Company entered into an Irrevocable $10 million Standby Letter of Credit (“SLOC”). The SLOC accrues interest at a rate of 12% per annum and matures 2 years from the issuance date of the SLOC. Interest is payable quarterly. In connection with the SLOC, the Company issued a warrant for 200,000 shares of common stock with an exercise price of $2. Additionally, the Company will issue 50,000 shares of its restricted common stock with each cash draw of $1.0 million. Drawdowns are capped at a maximum of $5 million in the first six months. The Company intends to sign and drawdown on the available funds as necessary in 2022 and 2023.

The Company entered into a Sales Agreement with A.G.P./Alliance Global Partners (the “Sales Agents”) dated March 30, 2022 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $5 million in shares (the “Placement Shares”) of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “ATM Offering”). The Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333- 262122) and the related base prospectus included in the registration statement, as supplemented by the prospectus supplement dated March 30, 2022. As of March 31, 2022 the Company did not receive any proceeds from the ATM Offering. Subsequent to March 31, 2022, and as of the date of this filing, the Company received net proceeds on sales of 20,891 shares of common stock under the Sales Agreement of approximately $27,216 (after deducting $816 in commissions and expenses) at a weighted average price of $1.30.

Although it is difficult to predict the Company’s liquidity requirements as of December 31, 2021, based upon the Company’s current operating plan, cash on hand, SLOC funding, and ATM facility, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these condensed financial statements.

Cash Flows

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $3.6 million, which primarily consisted of our net loss of $4.6 million, adjusted for non-cash expenses of $1.4 million which primarily consisted of stock-based compensation expenses totaling $1.0 million, and depreciation and amortization of $0.1 million, The net change in operating assets and liabilities was $0.3 million, primarily consisting of an increase in prepaid and other assets.

For the three months ended March 31, 2021, net cash used in operating activities was $2.9 million, which primarily consisted of our net loss of $20.7 million, adjusted for non-cash expenses of $19.0 million which primarily consisted of stock-based compensation expenses totaling $3.5 million, and depreciation and amortization of $0.1 million, offset by gain on extinguishment of debt of $14.0 million, a change in warrant liability of $1.0 million, amortization of debt discount of $0.5 million, and change in fair value of derivative liability of $0.1 million. The net change in operating assets and liabilities was $1.0 million.

Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was approximately $0.1 million

For the three months ended March 31, 2021, net cash used in investing activities was approximately $1.6 million, consisting of $1.5 million related to the purchase of for the purchase of the HP patents.

Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was $19.7 million, related to the proceeds of issuance of common stock.

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

No revenue was recognized by the Company during the three months ended March 31, 2022 and 2021.

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

Fair Value of Common Stock

Historically, the fair values of the shares of common stock underlying our options were estimated on each grant date by our board of directors. In order to determine the fair value, our board of directors considered, among other things, contemporaneous valuations of our common stock and preferred stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held- Company Equity Securities Issued as Compensation, or the Practice Aid. Given the absence of a public trading market of our capital stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including:

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

Critical accounting policies and significant judgments and estimates

Our condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our condensed financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 3 to our condensed financial statements for a description of our other significant accounting policies.

Recent accounting pronouncements

See Note 3 to our condensed financial statements for a description of recent accounting pronouncements applicable to our condensed financial statements.

JOBS Act Transition Period

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay our adoption of such new or revised accounting standards. As a result of this election, our condensed financial statements may not be comparable to the condensed financial statements of other public companies.

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

With respect to the quarter ended March 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crown Electrokinetics Corp.

Dated: May 16, 2022	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and
Principal Executive Officer

Dated: May 16, 2022	/s/ Joel Krutz
Joel Krutz
Chief Financial Officer and
Principal Financial Officer