Form 10-Q
period 2022-06-30
Crown Electrokinetics Corp.
filed 2022-08-15
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-39924

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

The number of shares of common stock, $0.0001 par value per share, outstanding as of August 12, 2022 was 15,874,624.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements.

CROWN ELECTROKINETICS CORP.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$984	$6,130
Prepaid & other current assets	683	687
Total current assets	1,667	6,817
Property and equipment, net	1,092	895
Intangible assets, net	1,709	1,761
Right of use asset	2,097	-
Other assets	403	179
TOTAL ASSETS	$6,968	$9,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$840	$358
Accrued expenses	116	298
Lease liability - current portion	378	-
Shares liability	1,058	-
Notes payable	8	8
Total current liabilities	2,400	664
Lease liability	1,815	-
Total liabilities	4,215	664

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Series A preferred stock, par value $0.0001; 300 shares authorized, 251 shares outstanding as of June 30, 2022 and December 31 2021	-	-
Series B preferred stock, par value $0.0001; 1,500 shares authorized, 1,443 shares outstanding as of June 30, 2022 and December 31 2021	-	-
Series C preferred stock, par value $0.0001; 600,000 shares authorized, 500,756 shares outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 14,614,627 and 14,530,126 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	85,489	82,677
Accumulated deficit	(82,737)	(73,690)
Total stockholders’ equity	2,753	8,988
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,968	$9,652

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Operations

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$1,473	$435	$2,568	$1,340
Selling, general and administrative	3,002	4,961	6,474	9,318
Total operating expenses	4,475	5,396	9,042	10,658

Loss from operations	(4,475)	(5,396)	(9,042)	(10,658)

Other income (expense):
Other income	-	-	-	6
Interest expense	(2)	(2)	(5)	(533)
Loss on exchange of notes payable for common stock and warrants	-	-	-	(6)
Gain (loss) on extinguishment of debt	-	-	-	(13,805)
Change in fair value of warrant liability	-	-	-	(1,024)
Change in fair value of derivative liability	-	-	-	(51)
Total other income (expense)	(2)	(2)	(5)	(15,413)

Net loss	$(4,477)	$(5,398)	$(9,047)	$(26,071)

Net loss per share, basic and diluted:	$(0.27)	$(0.38)	$(0.56)	$(1.97)

Weighted average shares outstanding, basic and diluted:	16,419,699	14,315,142	16,139,564	13,241,786

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Equity

Three Ended June 30, 2022 and 2021

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of April 1, 2022 (Unaudited)	251	$-	1,443	$-	500,756	$-	14,563,458	$1	$83,983	$(78,260)	$5,724
Issuance of Series D preferred stock and warrants, net of fees	-	-	-	-	-	-	-	-	1	-	1
Issuance of common stock/At-the-market offering, net of offering costs	-	-	-	-	-	-	51,169	-	58	-	58
Stock-based compensation	-	-	-	-	-	-	-	-	1,448	-	1,448
Net loss	-	-	-	-	-	-	-	-	-	(4,477)	(4,477)
Balance as of June 30, 2022 (Unaudited)	251	$-	1,443	$-	500,756	$-	14,614,627	$1	$85,489	$(82,737)	$2,753

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of April 1, 2021 (Unaudited)	251	$-	1,443	$-	500,756	$-	14,856,480	$1	$73,789	$(57,203)	$16,587
Issuance of common stock in connection with a consulting agreement	-	-	-	-	-	-	64,261	-	244	-	244
Stock option exercise	-	-	-	-	-	-	-	-	4	-	4
Stock-based compensation	-	-	-	-	-	-	-	-	2,339	-	2,339
Net loss	-	-	-	-	-	-	-	-		(5,398)	(5,398)
Balance as of June 30, 2021 (Unaudited)	251	$-	1,443	$-	500,756	$-	14,920,741	$1	$76,376	$(62,601)	$13,776

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Equity (Deficit)

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	251	$-	1,443	$-	500,756	$-	14,530,126	$1	$82,677	$(73,690)	$8,988
Delivery of restricted common stock	-	-	-	-	-	-	33,332	-	-	-	-
Issuance of common stock warrants in connection with SLOC	-	-	-	-	-	-	-	-	223	-	223
Issuance of Series D preferred stock and warrants, net of fees	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock/At-the-market offering, net of offering costs	-	-	-	-	-	-	51,169	-	58		58
Stock-based compensation	-	-	-	-	-	-	-	-	2,531	-	2,531
Net loss	-	-	-	-	-	-	-	-	-	(9,047)	(9,047)
Balance as of June 30, 2022 (Unaudited)	251	$-	1,443	$-	500,756	$-	14,614,627	$1	$85,489	$(82,737)	$2,753

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	-	$-	-	$-	-	$-	7,599,716	$1	$29,758	$(36,530)	$(6,771)
Issuance of common stock and warrants, net of fees	-	-	-	-	-	-	4,772,500	-	19,326	-	19,326
Issuance of common stock and preferred stock in connection with conversion of notes	251	-	1,443	-	500,756	-	1,261,277	-	19,222	-	19,222
Repurchased beneficial conversion feature in connection with conversion of notes payable	-	-	-	-	-	-	-	-	(6,647)	-	(6,647)
Issuance of common stock warrants in connection with note exchange agreements	-	-	-	-	-	-	-	-	4,918	-	4,918
Exercise of common stock warrants	-	-	-	-	-	-	219,199	-	180	-	180
Issuance of common stock to consultants	-	-	-	-	-	-	64,954	-	247	-	247
Stock-based compensation	-	-	-	-	-	-	1,038,095	-	5,802	-	5,802
Stock option exercise	-	-	-	-	-	-	25,000	-	4	-	4
Canceled restricted stock awards	-	-	-	-	-	-	(60,000)	-	-	-	-
Reclassification of warrant liabilities	-	-	-	-	-	-	-	-	3,566	-	3,566
Net loss	-	-	-	-	-	-	-	-	-	(26,071)	(26,071)
Balance as of June 30, 2021 (unaudited)	251	$-	1,443	$-	500,756	$-	14,920,741	$1	$76,376	$(62,601)	$13,776

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Cash Flows

Six Months Ended June 30, 2022 and 2021

(Unaudited)

(in thousands)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,047)	$(26,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,531	5,802
Issuance of common stock to consultants	-	247
Depreciation and amortization	234	112
Loss on extinguishment of debt	-	13,805
Loss on exchange of notes payable for common stock and warrants	-	6
Amortization of debt discount	-	458
Change in fair value of warrant liability	-	1,024
Change in fair value of derivative liability	-	51
Loss on disposal of equipment	52	-
Amortization of right of use assets	239	-
Changes in operating assets and liabilities:
Prepaid and other assets	3	(30)
Accounts payable	370	(862)
Accrued expenses	(182)	(253)
Accrued interest	-	72
Lease liability	(143)	-
Net cash used in operating activities	(5,943)	(5,639)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(258)	(162)
Purchase of patents	(61)	(1,475)
Net cash used in investing activities	(319)	(1,637)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of fees	-	19,326
Proceeds from the issuance of common stock / At-the-market offering	60	-
Offering costs for the issuance of common stock / At-the-market offering	(2)	-
Proceeds from a deposit for the Series D preferred stock (shares liability)	1,058	-
Proceeds from the exercise of common stock warrants	-	180
Proceeds from PPP loan	-	233
Proceeds from exercise of stock options	-	4
Repayment of related party non interest bearing advance	-	(25)
Net cash provided by financing activities	1,116	19,718

Net increase (decrease) increase in cash	(5,146)	12,442
Cash — beginning of period	6,130	36
Cash — end of period	$984	$12,478

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock warrants in connection with SLOC	$223	$-
Issuance of common stock and preferred stock in connection with conversion of notes	$-	$19,222
Repurchase beneficial conversion feature in connection with conversion of notes payable	$-	$6,647
Reclassification of warrant liabilities	$-	$3,566
Issuance of common stock warrants in connection with note exchange agreements	$-	$4,918
Unpaid equipment included in accounts payable	$112	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$3	$4
Cash paid income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

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

On July 19, 2022, the Company entered into an underwriting agreement relating to the Company’s public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 1,250,000 shares of its common stock to the underwriters, at a purchase price per share of $0.744 (the offering price to the public of $0.80 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-3 (File No. 333-262122), under the Securities Act of 1933, as amended. The Company has also granted to the underwriters a 30-day option to purchase up to 187,500 additional shares of common stock to cover over-allotments. On July 22, 2022, the Company received net proceeds of $855,000, net of underwriter fees and commissions of approximately $70,000, and offering costs of $75,000.

In connection with the Company’s public offering, the Company issued a warrant to the underwriters to purchase 62,500 shares of its common stock. The warrant may be exercised beginning on the date that is 180 days after July 22, 2022 until July 19, 2027. The exercise price of the warrant is $0.80 per share.

Note 2 - Liquidity and Financial Condition

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $82.7 million and negative working capital of approximately $0.7 million at June 30, 2022, a net loss of approximately $9.0 million, approximately $5.9 million of net cash used in operating activities for the six months ended June 30, 2022. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

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

The Company entered into a Sales Agreement with A.G.P./Alliance Global Partners (the “Sales Agents”) dated March 30, 2022 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $5 million in shares (the “Placement Shares”) of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “ATM Offering”). The Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333- 262122) and the related base prospectus included in the registration statement, as supplemented by the prospectus supplement dated March 30, 2022. As of June 30, 2022, the Company has received net proceeds on sales of 51,169 shares of common stock under the Sales Agreement of approximately $57,574 (after deducting $2,124 in commissions and expenses) at a weighted average price of $1.17 per share.

As of June 30, 2022, the Company recorded $1.1 million of shares liability in its condensed balance sheet related to cash received for 1,058 shares of Series D preferred stock that were issued in July 2022 (See Note 10).

Although it is difficult to predict the Company’s liquidity requirements as of June 30, 2022, based upon the Company’s current operating plan, cash on hand, SLOC funding, and ATM facility, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these condensed financial statements.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

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

Note 3 - Significant Accounting Policies

Basis of Presentation

The Company’s condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the full year or the results for any future periods. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2021 included in the Company’s Form 10-KT filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

Warrants

The Company accounts for its warrants related to the SLOC in accordance with ASC 815-40, Contracts in Entity’s Own Equity. The warrants to purchase the Company’ common stock should be classified within stockholders’ equity and the warrants are indexed to the Company’s own stock under ASC 815-40. As such, the warrants meet the scope exception in ASC 815-10-15-74(a) to derivative accounting and therefore, the warrants should be classified in stockholders’ equity. The Company will use a Black-Scholes model to value the warrants at issuance.

Under the guidance of ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, the Company concluded the warrants should be recorded as a deferred asset. At issuance and as of June 30, 2022, since no loan amounts were drawn down, the SLOC warrant is recorded as a deferred asset at fair value and will be amortized over the life of the SLOC. Upon a draw down, the remaining balance of the deferred asset would be reclassified to debt discount and amortized under the effective interest method over the one-year term of the loan.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2022 and 2021 are as follows:

	June 30,	June 30,
	2022	2021
	(Unaudited)
Series A preferred stock	188,311	188,311
Series B preferred stock	2,019,038	2,019,038
Series C preferred stock	560,757	560,757
Warrants to purchase common stock (excluding penny warrants)	4,725,177	3,883,083
Options to purchase common stock	9,070,986	10,538,708
Unvested restricted stock awards	-	711,112
Unvested restricted stock units	516,629	1,061,905
	17,080,898	18,962,914

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

Note 4 - Property & Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
	(Unaudited)
Equipment	$1,219	$1,013
Computers	52	37
Leasehold improvements	177	28
Total	1,448	1,078
Less accumulated depreciation and amortization	(356)	(183)
Property and equipment, net	$1,092	$895

Depreciation expense for the three months ended June 30, 2022 and 2021 was $68,000 and $19,000, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $121,000 and $35,000, respectively.

Note 5 - Intangible Assets, Net

IBM Patents

On July 23, 2021, the Company entered into a Patent Assignment Agreement with International Business Machines Corporation (“IBM”) to acquire an ownership interest in assigned patents. As consideration for the patents, the Company paid $264,000 (including legal fees of approximately $38,000) as of June 30, 2022.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

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

Intangible assets, net, consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
	(Unaudited)
Patents	$1,800	$1,739
Research license	375	375
Total	2,175	2,114
Accumulated amortization	(466)	(353)
Intangible assets, net	$1,709	$1,761

The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of June 30, 2022 (in thousands):

Estimated Amortization Expense

Six months ended December 31, 2022	$111
Year ended December 31, 2023	220
Year ended December 31, 2024	221
Year ended December 31, 2025	220
Year ended December 31, 2026 and thereafter	937
Total	$1,709

For the three months ended June 30, 2022 and 2021, amortization expense was approximately $60,000 and $47,000, respectively. For the six months ended June 30, 2022 and 2021, amortization expense was approximately $113,000 and $77,000, respectively.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

Note 6 - Accrued Expenses

As of June 30, 2022 and December 31, 2021, the Company’s accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
	(Unaudited)
General liability insurance	$15	$234
Professional fees	101	7
Rent	-	57
Total	$116	$298

Note 7 - Stockholders’ Deficit

Preferred Stock

As of June 30, 2022 and December 31, 2021, there were 50,000,000 authorized shares of the Company’s preferred stock, par value $0.0001.

Series A Preferred Sock

As of June 30, 2022 and December 31, 2021, the Company had 251 shares of its Series A preferred stock issued and outstanding.

Series B Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company had 1,443 shares of its Series B preferred stock issued and outstanding.

Series C Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company had 500,756 shares of its Series C preferred stock issued and outstanding.

Common Stock

Restricted Stock

During the six months ended June 30, 2022, the Company issued 33,332 shares of common stock in connection with vested restricted stock units.

During the six months ended June 30, 2022, the Company issued 51,169 shares of common stock in connection with its ATM Offering (See Note 2).

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

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

Stock-based compensation:

The Company recognized total expenses for stock-based compensation during the three and six months ended June 30, 2022 and 2021, which are included in the accompanying condensed statements of operations, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Research and development expenses	$445	$32	$500	$614
Selling, general and administrative expenses	1,003	2,551	2,031	5,435
Total stock-based compensation	$1,448	$2,583	$2,531	$6,049

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

The Company utilized assumptions in the estimation of fair value of stock-based compensation for the three and six months ended June 30, 2022 and 2021 as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Dividend yield	0%	0%	0%	0%
Expected price volatility	91.7%	50.0%	91.7%	50.0%
Risk free interest rate	3.25%	0.35% - 0.90%	3.25%	0.22-0.94%
Expected term	5.0-7.0 years	3.0-5.0 years	5.0-7.0 years	2.5-7.0 years

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

A summary of activity under the 2016 and 2020 Plans for the six months ended June 30, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	11,135,432	$2.85	7.6	$13,031
Granted	65,000	$1.12	9.9
Canceled	(652,776)	$3.50	-
Forfeited	(1,476,670)	$2.60	-
Outstanding at June 30, 2022	9,070,986	$2.83	6.9	$510

Exercisable at June 30, 2022	8,395,464	$2.78	6.7	$510

During the six months ended June 30, 2022, the Company cancelled 652,776 stock options with a weighted average exercise price of $3.50. There were a further 1,476,670 fully vested stock options, with a weighted average exercise price of $2.60, which were forfeited due to expiration.

During the six months ended June 30, 2022 the accelerated expiration of 789,527 vested stock options was removed. This was accounted for as a modification of the equity awards and during the six months ended June 30, 2022, the Company recognized incremental stock-based compensation of $0.6 million.

Restricted stock units:

A summary of the Company’s restricted stock activity during the six months ended June 30, 2022 is as follows:

During the six months ended June 30, 2022, 33,332 restricted stock units (“RSUs) were swapped for 33,332 cancelled stock options. The cancellation of the stock options and the issuance of the RSUs were accounted for as a modification of the equity awards and during the six months ended June 30, 2022, the Company recognized incremental stock-based compensation of $0.1 million.

Additionally, there were 242,593 RSU’s with accelerated vesting in the six months ended June 30, 2022. The accelerated vesting is accounted for as a modification of the equity awards and during the six months ended June 30, 2022, the Company recognized incremental stock-based compensation of $0.3 million.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	1,939,683	$3.40
Granted	138,850	$1.48
Vested	(1,561,904)	$3.88
Unvested at June 30, 2022	516,629	$4.28

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

Warrants:

In connection with the SLOC, the Company issued a warrant for 200,000 shares of common stock with an exercise price of $2.00, and a total fair value of approximately $0.2 million. The fair value of the warrant was accounted for as deferred debt issuance costs and is classified as other assets in the condensed balance sheet as of June 30, 2022. A summary of the Company’s warrant (excluding penny warrants) activity during the six months ended June 30, 2022 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,525,177	$2.65	4.0	$7,088
Issued	200,000	$2.00
Outstanding at June 30, 2022	4,725,177	$2.62	3.5	$611

Exercisable at June 30, 2022	1,175,913	$0.33	3.6	$611

The Company estimated the fair value of the warrants using the Black-Scholes pricing model as follows:

	Six months ended June 30,
	2022	2021

Expected price volatility	103.0%	50.0%
Risk free interest rate	2.2%	0.4%
Expected term (years)	5.0	5.0

There were no warrants issued during the three months ended June 30, 2022 and 2021.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

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

Hudson 11601 Wilshire, LLC

On March 4, 2021, the Company entered into a lease agreement with Hudson 11601 Wilshire, LLC, to lease 3,500 square feet of office space located in Los Angeles, California. The lease term is 39 months and expires on June 30, 2024. The monthly lease expense is as follows:

●	Months 1-12	$18,375

●	Months 13-24	-	$19,018

●	Months 25-36	-	$19,683

●	Months 37-39	-	$20,372

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

As of June 30, 2022, the Company had operating lease liabilities of approximately $2.2 million and right-of-use assets of approximately $2.1 million, which are included in the condensed balance sheet.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

The components of lease expense were as follows:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Operating leases:
Operating lease cost	$190	$380
Variable lease cost	11	16
Operating lease expense	$201	$396

Supplemental cash flow information related to leases were as follows:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Operating cash flows - operating leases	$189	$341
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$2,336
Weighted-average remaining lease term – operating leases (in years)	3.7	3.7
Weighted-average discount rate – operating leases	12.0%	12.0%

As of June 30, 2022, future minimum payments are as follows (in thousands):

Operating
Leases
Six months ended December 31, 2022	$379
Year ended December 31, 2023	776
Year ended December 31, 2024	678
Year ended December 31, 2025	475
Year ended December 31, 2026	390
Year ended December 31, 2027	57
Total	2,755
Less present value discount	(562)
Operating lease liabilities	$2,193

During the three months ended June 30, 2022 and 2021, the Company recognized rent expense of approximately $0.2 million and $0.1 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized rent expense of approximately $0.4 million and $0.1 million, respectively.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

Note 10 - Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed financial statements as of June 30, 2022, and events which occurred after June 30, 2022, but which were not recognized in the condensed financial statements.

Series D Preferred Stock

On July 8, 2022, the Company’s Board of Directors authorized 7,000 shares of Series D preferred stock with a par value of $0.0001 per share. Each preferred share of Series D preferred stock will have a stated valued of $1,000 per share, will be convertible into shares of the Company’s common stock at an initial conversion price of $1.30 per share and will be entitled to a cash dividend of 12%. The Company may redeem all, but not less than all, of the Series D preferred stock for cash, at a price per share of Series D Preferred Stock equal to 125% of the stated value. The Series D preferred stock has no voting rights. As of June 30, 2022, the Company recorded $1.1 million of shares liability in its condensed balance sheet related to cash received for 1,058 shares of Series D preferred stock that were issued in July 2022.

In connection with the issuance of the 1,058 shares of Series D preferred stock, the Company issued 814,102 warrants to purchase shares of the Company’s common stock with an exercise price of $1.30 per share.

Common Stock

On July 19, 2022, the Company entered into an underwriting agreement relating to the Company’s public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 1,250,000 shares of its common stock to the underwriters, at a purchase price per share of $0.744 (the offering price to the public of $0.80 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-3 (File No. 333-262122), under the Securities Act of 1933, as amended. The Company has also granted to the underwriters a 30-day option to purchase up to 187,500 additional shares of common stock to cover over-allotments. On July 22, 2022, the Company received net proceeds of $855,000, net of underwriter fees and commissions of approximately $70,000, and offering costs of $75,000.

In connection with the Company’s public offering, the Company issued a warrant to the underwriters to purchase 62,500 shares of its common stock. The warrant may be exercised beginning on the date that is 180 days after July 22, 2022 until July 19, 2027. The exercise price of the warrant is $0.80 per share.

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

The Company entered into a Sales Agreement with A.G.P./Alliance Global Partners (the “Sales Agents”) dated March 30, 2022 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $5 million in shares (the “Placement Shares”) of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “ATM Offering”). The Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333- 262122) and the related base prospectus included in the registration statement, as supplemented by the prospectus supplement dated March 30, 2022. As of June 30, 2022, the Company has received net proceeds on sales of 51,169 shares of common stock under the Sales Agreement of approximately $57,574 (after deducting $2,124 in commissions and expenses) at a weighted average price of $1.17 per share.

On July 8, 2022, the Company’s Board of Directors authorized 7,000 shares of Series D preferred stock with a par value of $0.0001 per share. Each preferred share of Series D preferred stock will have a stated valued of $1,000 per share, will be convertible into shares of the Company’s common stock at an initial conversion price of $1.30 per share and will be entitled to a cash dividend of 12%. The Company may redeem all, but not less than all, of the Series D preferred stock for cash, at a price per share of Series D Preferred Stock equal to 125% of the stated value. The Series D preferred stock has no voting rights. As of June 30, 2022, the Company recorded $1.1 million of shares liability in its condensed balance sheet related to cash received for 1,058 shares of Series D preferred stock that were issued in July 2022.

In connection with the issuance of the 1,058 shares of Series D preferred stock, the Company issued 814,102 warrants to purchase shares of the Company’s common stock with an exercise price of $1.30 per share.

On July 19, 2022, the Company entered into an underwriting agreement relating to the Company’s public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 1,250,000 shares of its common stock to the underwriters, at a purchase price per share of $0.744 (the offering price to the public of $0.80 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-3 (File No. 333-262122), under the Securities Act of 1933, as amended. The Company has also granted to the underwriters a 30-day option to purchase up to 187,500 additional shares of common stock to cover over-allotments. On July 22, 2022, the Company received net proceeds of approximately $0.86 million, net of underwriter fees and commissions of approximately $0.07 million, and offering costs of $0.08 million.

In connection with the Company’s public offering, the Company issued a warrant to the underwriters to purchase 62,500 shares of its common stock. The warrant may be exercised beginning on the date that is 180 days after July 22, 2022 until July 19, 2027. The exercise price of the warrant is $0.80 per share.

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

Results of Operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 (in thousands):

	Three months ended June 30,
	2022	2021
Research and development	$(1,473)	$(435)
Selling, general and administrative	(3,002)	(4,961)
Other (income)/expense	(2)	(2)
Net loss	$(4,477)	$(5,398)

Research and Development

Research and development expenses were $1.5 million for the three months ended June 30, 2022 compared to $0.4 million for the three months ended June 30, 2021. The increase of $1.0 million is primarily related to stock-based compensation, and the salaries and benefits of the additional manufacturing employees Crown has employed.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $3.0 million and $5.0 million for the three months ended June 30, 2022 and 2021, respectively. The $2.0 million decrease in SG&A expenses is primarily due to a decrease in stock-based compensation of $1.5 million, a decrease of salaries of $0.5 million, a decrease of professional fees of $0.2 million, offset by an increase of rent expense of $0.1 million, and an increase of other SG&A expenses $0.1million.

Other (Income) Expense

Other (income) expense was immaterial for the three months ended June 30, 2022 and 2021.

Results of Operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 (in thousands):

	Six months ended June 30,
	2022	2021
Research and development	$2,568	$1,340
Selling, general and administrative	6,474	9,318
Other (income)/expense	5	15,413
Net loss	$9,047	$26,071

Research and Development

Research and development expenses were $2.6 million for the six months ended June 30, 2022 compared to $1.3 million for the six months ended June 30, 2021. The increase of $1.3 million is primarily related to additional stock-based compensation expense granted to new manufacturing employees.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $6.5 million and $9.3 million for the six months ended June 30, 2022 and 2021, respectively. The $2.8 million decrease in SG&A expenses is primarily due to decrease in stock-based compensation of $3.4 million, a decrease in salaries and benefits of $0.2 million, offset by an increase of depreciation and amortization of $0.1 million, an increase in rent of $0.3 million, an increase of taxes of $0.1 million and an increase of travel expense of $0.2 million.

Other (Income) Expense

Other (income) expense was immaterial for the six months ended June 30, 2022. Other expense for the six months ended June 30, 2021 was $15.4 million, which consisted of a loss on extinguishment of debt of $13.8 million, interest expense recognized in connection with our convertible notes of $0.5 million, the change in fair value of our warrant liability of $1.0 million, and the change in fair value of our derivative liability of $0.1 million.

Liquidity

	Six months ended June 30,
	2022	2021
Cash and cash equivalents at the beginning of the period	$6,130	$36
Net cash used in operating activities	(5,943)	(5,639)
Net cash used in investing activities	(319)	(1,637)
Net cash provided by financing activities	1,116	19,718
Cash and cash equivalents at the end of the period	$984	$12,478

The Company had an accumulated deficit of approximately $82.7 million, and a net loss of $9.0 million, and used approximately $5.9 million in net cash in operating activities for the six months ended June 30, 2022. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

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

The Company entered into a Sales Agreement with A.G.P./Alliance Global Partners (the “Sales Agents”) dated March 30, 2022 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $5 million in shares (the “Placement Shares”) of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “ATM Offering”). The Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333- 262122) and the related base prospectus included in the registration statement, as supplemented by the prospectus supplement dated March 30, 2022. As of June 30, 2022, the Company has received net proceeds on sales of 51,169 shares of common stock under the Sales Agreement of approximately $57,574 (after deducting $2,124 in commissions and expenses) at a weighted average price of $1.17 per share.

Although it is difficult to predict the Company’s liquidity requirements as of June 30, 2022, based upon the Company’s current operating plan, cash on hand, SLOC funding, and ATM facility, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these condensed financial statements.

Cash Flows

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $5.9 million, which primarily consisted of our net loss of $9.0 million, adjusted for non-cash expenses of $3.1 million which primarily consisted of stock-based compensation expenses totaling $2.5 million, and depreciation and amortization of $0.2 million, The net change in operating assets and liabilities was $0.05 million, primarily consisting of an increase in accounts payable of $0.4 million, offset by decreases in accrued expenses of $0.2 million and our lease liability of $0.15 million.

For the six months ended June 30, 2021, net cash used in operating activities was $5.6 million, which primarily consisted of our net loss of $26.1 million, adjusted for non-cash expenses of $21.5 million which primarily consisted of a loss on extinguishment of debt of $13.8 million, stock-based compensation expenses totaling $6.0 million, depreciation and amortization of $0.1 million, a change in our warrant liability of $1.0 million, amortization of debt discount of $0.5 million in connection with our convertible notes, and the change in fair value of our derivative liability of $0.1 million. The net change in operating assets and liabilities was $1.1 million and was primarily due to decreases in accounts payable and accrued expenses.

Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was approximately $0.3 million

For the six months ended June 30, 2021, net cash used in investing activities was approximately $1.6 million, consisting of $1.5 million for the purchase of our HP patents and $0.1 million for the purchase of equipment.

Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was $1.1 million, related to the proceeds from a deposit for the Series D preferred stock (Share liabilities).

For the six months ended June 30, 2021, net cash provided by financing activities was $19.7 million, consisting of $19.3 million for the issuance of common stock, $0.2 million received from the exercise of common stock warrants, and $0.2 million of proceeds received from our PPP loan.

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

No revenue was recognized by the Company during the six months ended June 30, 2022 and 2021.

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

With respect to the quarter ended June 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crown Electrokinetics Corp.

Dated: August 15, 2022	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and
Principal Executive Officer

Dated: August 15, 2022	/s/ Joel Krutz
Joel Krutz
Chief Financial Officer and
Principal Financial Officer