Form 10-Q
period 2022-09-30
Crown Electrokinetics Corp.
filed 2022-11-10
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of common stock, $0.0001 par value per share, outstanding as of November 9, 2022 was 20,243,509.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements.

CROWN ELECTROKINETICS CORP.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$342	$6,130
Prepaid and other current assets	380	687
Total current assets	722	6,817
Property and equipment, net	1,416	895
Intangible assets, net	1,654	1,761
Right of use asset	1,971	-
Other assets	403	179
TOTAL ASSETS	$6,166	$9,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,211	$358
Accrued expenses	133	298
Lease liability - current portion	253	-
Notes payable	8	8
Total current liabilities	1,605	664
Lease liability	1,815	-
Total liabilities	3,420	664

Commitments and Contingencies (Note X)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Series A preferred stock, par value $0.0001; 300 shares authorized, 251 shares outstanding as of September 30, 2022 and December 31 2021	-	-
Series B preferred stock, par value $0.0001; 1,500 shares authorized, 1,443 shares outstanding as of September 30, 2022 and December 31 2021	-	-
Series C preferred stock, par value $0.0001; 600,000 shares authorized, 500,756 shares outstanding as of September 30, 2022 and December 31, 2021	-	-
Series D preferred stock, par value $0.0001; 7,000 shares authorized, 1,058 shares issued and outstanding as of September 30, 2022; liquidation preference $1,081 as of September 30, 2022; No shares authorized, or outstanding, and no liquidiation peference as of December 31, 2021	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 18,523,072, and 14,530,126 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	2	1
Additional paid-in capital	88,597	82,677
Accumulated deficit	(85,853)	(73,690)
Total stockholders’ equity	2,746	8,988
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,166	$9,652

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Operations

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$955	$787	$3,523	2,127
Selling, general and administrative	2,160	4,865	8,634	14,184
Total operating expenses	3,115	5,652	12,157	16,311

Loss from operations	(3,115)	(5,652)	(12,157)	(16,311)

Other income (expense):
Other income (expense)	-	(49)	-	(42)
Interest expense	(1)	(2)	(6)	(535)
Loss on exchange of notes payable for common stock and warrants	-	-	-	(6)
Gain (loss) on extinguishment of debt	-	-	-	(13,805)
Change in fair value of warrant liability	-	-	-	(1,024)
Change in fair value of derivative liability	-	-	-	(51)
Total other income (expense)	(1)	(51)	(6)	(15,463)

Net loss	(3,116)	(5,703)	(12,163)	(31,774)
Cumulative dividends on Series D preferred stock	(23)	-	(23)	-
Net loss attributable to common stockholders	$(3,139)	$(5,703)	$(12,186)	$(31,774)

Net loss per share attributable to common stockholders	$(0.18)	$(0.39)	$(0.73)	$(2.32)

Weighted average shares outstanding, basic and diluted:	17,644,188	14,510,818	16,646,616	13,669,445

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Equity (Deficit)

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	251	$-	1,443	$-	500,756	$-	-	$-	14,530,126	$1	$82,677	$(73,690)	$8,988
Delivery of restricted common stock	-	-	-	-	-	-	-	-	1,095,237	1	-	-	1
Issuance of common stock and warrants, net of fees	-	-	-	-	-	-	-	-	1,250,000		855		855
Issuance of common stock warrants in connection with SLOC	-	-	-	-	-	-	-	-	-	-	223	-	223
Issuance of Series D preferred stock and warrants, net of fees	-	-	-	-	-	-	1,058	-	-	-	1,039	-	1,039
Issuance of common stock/At-the-market offering, net of offering costs	-	-	-	-	-	-	-	-	1,647,709	-	706	-	706
Issuance of common stock warrants in connection with consideration payable	-	-	-	-	-	-	-	-	-	-	86	-	86
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	3,011	-	3,011
Net loss	-	-	-	-	-	-	-	-	-	-	-	(12,163)	(12,163)
Balance as of September 30, 2022 (Unaudited)	251	$-	1,443	$-	500,756	$-	1,058	$-	18,523,072	$2	$88,597	$(85,853)	$2,746

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of July 1, 2022 (Unaudited)	251	$-	1,443	$-	500,756	$-	$-	$-	14,614,627	$1	$85,489	$(82,737)	$2,753
Delivery of restricted common stock	-	-	-	-	-	-	-	-	1,061,905	1	-	-	1
Issuance of common stock and warrants, net of fees	-	-	-	-	-	-	-	-	1,250,000	-	855		855
Issuance of Series D preferred stock and warrants, net of fees	-	-	-	-	-	-	1,058	-	-	-	1,039	-	1,039
Issuance of common stock/At-the-market offering, net of offering costs	-	-	-	-	-	-	-	-	1,596,540	-	648	-	648
Issuance of common stock warrants in connection with consideration payable											86		86
Stock-based compensation	-	-	-	-	-	-	-	-			480		480
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,116)	(3,116)
Balance as of September 30, 2022 (Unaudited)	251	$-	1,443	$-	500,756	$-	1,058	$-	18,523,072	$2	$88,597	$(85,853)	$2,746

CROWN ELECTROKINETICS CORP.

Condensed Statements of Stockholders’ Equity (Deficit)

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	-	$-	-	$-	-	$-	7,599,716	$1	$29,758	$(36,530)	$(6,771)
Issuance of common stock and warrants, net of fees	-	-	-	-	-	-	4,772,500	-	19,326	-	19,326
Issuance of common stock and preferred stock in connection with conversion of notes	251	-	1,443	-	500,756	-	1,261,277	-	19,222	-	19,222
Repurchased beneficial conversion feature in connection with conversion of notes payable	-	-	-	-	-	-	-	-	(6,647)	-	(6,647)
Issuance of common stock warrants in connection with note exchange agreements	-	-	-	-	-	-	-	-	4,918	-	4,918
Restricted stock awards exchanged for restricted stock units	-	-	-	-	-	-	(800,000)	-	-	-	-
Exercise of common stock warrants	-	-	-	-	-	-	219,199	-	180	-	180
Issuance of common stock to consultants	-	-	-	-	-	-	64,954	-	247	-	247
Issuance of common stock warrants	-	-	-	-	-	-		-	772	-	772
Stock-based compensation	-	-	-	-	-	-	1,038,095	-	8,131	-	8,131
Stock option exercise	-	-	-	-	-	-	434,385	-	186	-	186
Canceled restricted stock awards	-	-	-	-	-	-	(60,000)	-	-	-	-
Reclassification of warrant liabilities	-	-	-	-	-	-	-	-	3,566	-	3,566
Net loss	-	-	-	-	-	-	-	-	-	(31,774)	(31,774)
Balance as of September 30, 2021 (Unaudited)	251	$-	1,443	$-	500,756	$-	14,530,126	$1	$79,659	$(68,304)	$11,356

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of July 1, 2021 (Unaudited)	251	$-	1,443	$-	500,756	$-	14,920,741	$1	$76,376	$(62,601)	$13,776
Restricted stock awards exchanged for restricted stock units	-	-	-	-	-	-	(800,000)	-	-	-	-
Issuance of common stock warrants	-	-	-	-	-	-	-	-	772	-	772
Stock option exercise	-	-	-	-	-	-	409,385	-	182	-	182
Stock-based compensation	-	-	-	-	-	-	-	-	2,329	-	2,329
Net loss	-	-	-	-	-	-	-	-	-	(5,703)	(5,703)
Balance as of September 30, 2021 (Unaudited)	251	$-	1,443	$-	500,756	$-	14,530,126	$1	$79,659	$(68,304)	$11,356

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Statements of Cash Flows

Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,163)	$(31,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,011	8,903
Issuance of common stock to consultants	-	247
Depreciation and amortization	360	184
Loss on extinguishment of debt	-	13,805
Loss on exchange of notes payable for common stock and warrants	-	6
Amortization of debt discount	-	458
Change in fair value of warrant liability	-	1,024
Change in fair value of derivative liability	-	51
Loss on disposal of equipment	52	-
Amortization of right of use assets	365	-
Changes in operating assets and liabilities:
Prepaid and other assets	392	(479)
Accounts payable	367	(757)
Accrued expenses	(165)	123
Accrued interest	-	72
Lease liability	(268)	-
Net cash used in operating activities	(8,049)	(8,137)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(278)	(392)
Purchase of patents	(61)	(1,706)
Net cash used in investing activities	(339)	(2,098)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock and warrants, net of fees	855	19,326
Proceeds from the issuance of common stock / At-the-market offering	732	-
Offering costs for the issuance of common stock / At-the-market offering	(26)	-
Proceeds from issuance of Series D preferred stock and warrants, net of fees	1,039	-
Proceeds from the exercise of common stock warrants	-	180
Proceeds from PPP loan	-	233
Proceeds from exercise of stock options	-	186
Repayment of related party non interest bearing advance	-	(25)
Net cash provided by financing activities	2,600	19,900

Net increase (decrease) increase in cash	(5,788)	9,665
Cash — beginning of period	6,130	36
Cash — end of period	$342	$9,701

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock warrants in connection with SLOC	$223	$-
Issuance of common stock and preferred stock in connection with conversion of notes	$-	$19,222
Repurchase beneficial conversion feature in connection with conversion of notes payable	$-	$6,647
Reclassification of warrant liabilities	$-	$3,566
Issuance of common stock warrants in connection with note exchange agreements	$-	$4,918
Issuance of common stock warrants in connection with consideration payable	$86	$-
Unpaid equipment included in accounts payable	$486	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$3	$5

The accompanying notes are an integral part of these condensed financial statements.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

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

On July 19, 2022, the Company entered into an underwriting agreement relating to the Company’s public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 1,250,000 shares of its common stock to the underwriters, at a purchase price per share of $0.744 (the offering price to the public of $0.80 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-3 (File No. 333-262122), under the Securities Act of 1933, as amended. The Company has also granted the underwriters a 30-day option to purchase up to 187,500 additional shares of common stock to cover over-allotments. On July 22, 2022, the Company received net proceeds of $855,000, net of underwriter fees and commissions of approximately $70,000, and offering costs of $75,000.

In connection with the Company’s public offering, the Company issued a warrant to the underwriters to purchase 62,500 shares of its common stock. The warrant may be exercised beginning on the date that is 180 days after July 22, 2022 until July 19, 2027. The exercise price of the warrant is $0.80 per share.

Note 2 - Liquidity and Financial Condition

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $85.9 million and negative working capital of approximately $0.9 million at September 30, 2022, a net loss of approximately $12.2 million, approximately $8.0 million of net cash used in operating activities for the nine months ended September 30, 2022. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

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

As of September 30, 2022, the Company settled $1.1 million of shares liability, by issuing 1,058 shares of Series D preferred stock in July 2022 (See Note 7).

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

On October 5, 2022, the Company and the Sales Agents filed the first amendment to the Sales Agreement (the “First Amendment to the Sales Agreement”). Pursuant to the First Amendment to the Sales Agreement, the Company may from time to time, sell up to $3.5 million in Placement Shares of the Company’s common stock through the Sales Agents in a continuous At-the-Market Offering (the Amended ATM Offering”). According to the First Amendment to the Sales Agreement, the Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of its common stock in the Amended ATM Offering.

As of September 30, 2022, the Company has received net proceeds on sales of 1,647,709 shares of common stock under the Sales Agreement of approximately $706,000 (after deducting $26,000 in commissions and expenses) at a weighted average price of $0.44 per share.

Subsequent to September 30, 2022, the Company received net proceeds of approximately $0.5 million on sales of 1,720,437 shares of common stock under the Sales Agreement at a weighted average price of $0.32 per share.

Additionally, the Company received $3.2 million in funding related to the issuance of Convertible Notes on October 19, 2022. This issuance was reported by the Company in the 8-K filed October 20, 2022. (See Note 10)

Although it is difficult to predict the Company’s liquidity requirements as of September 30, 2022, based upon the Company’s current operating plan, cash on hand, SLOC funding, and ATM facility, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these condensed financial statements.

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

Note 3 - Significant Accounting Policies

Basis of Presentation

The Company’s condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the full year or the results for any future periods. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2021 included in the Company’s Form 10-KT filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

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

Leases

The Company accounts for its leases under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

Warrants

SLOC

The Company accounts for its warrants related to the SLOC in accordance with ASC 815-40, Contracts in Entity’s Own Equity. The warrants to purchase the Company’s common stock meet the criteria in ASC 815-40 to be classified within stockholders’ equity, and therefore, the warrants are not revalued after issuance. The Company uses a Black-Scholes model to value the warrants at issuance.

Under the guidance of ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, the Company concluded the warrants should be recorded as a deferred asset. At issuance and as of September 30, 2022, since no loan amounts were drawn down, the SLOC warrant is recorded as a deferred asset at fair value and will be amortized over the life of the SLOC. Upon a draw down, the remaining balance of the deferred asset would be reclassified to debt discount and amortized under the effective interest method over the one-year term of the loan.

Purchase Order Warrants

The Company accounts for its warrants issued in connection with purchase orders in accordance with ASC 606, Revenue Recognition. With respect to the warrant, the Company accounts for it as consideration payable to a customer under ASC 606, as it relates to the future purchase of the Company’s Smart Window Inserts™. Pursuant to ASC 718 Compensation - Stock Compensation (“ASC 718”), the Company measured the fair value of the warrant using the Black-Scholes valuation model on the issuance date, with the value being recognized as a prepaid asset up to the recoverable value represented by the value of the contract (See Note 8).

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2022 and 2021 are as follows:

	September 30,	September 30,
	2022	2021
	(Unaudited)
Series A preferred stock	188,311	188,311
Series B preferred stock	2,019,038	2,019,038
Series C preferred stock	560,757	560,757
Series D preferred stock	814,102	-
Warrants to purchase common stock (excluding penny warrants)	5,901,779	4,300,177
Options to purchase common stock	9,838,486	10,920,432
Unvested restricted stock units	887,462	2,039,683
	20,209,935	20,028,398

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

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

Note 4 - Property & Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
	(Unaudited)
Equipment	$1506	$1,013
Computers	52	37
Leasehold improvements	284	28
Total	1,842	1,078
Less accumulated depreciation and amortization	(426)	(183)
Property and equipment, net	$1,416	$895

Depreciation expense for the three months ended September 30, 2022 and 2021 was $69,000 and $21,000, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $191,000 and $56,000, respectively.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Intangible assets, net, consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
	(Unaudited)
Patents	$1,801	$1,739
Research license	375	375
Total	2,176	2,114
Accumulated amortization	(522)	(353)
Intangible assets, net	$1,654	$1,761

The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of September 30, 2022 (in thousands):

Estimated Amortization Expense

Nine months ended December 31, 2022	$56
Year ended December 31, 2023	220
Year ended December 31, 2024	221
Year ended December 31, 2025	220
Year ended December 31, 2026 and thereafter	937
Total	$1,654

For the three months ended September 30, 2022 and 2021, amortization expense was approximately $55,000 and $51,000, respectively. For the nine months ended September 30, 2022 and 2021, amortization expense was approximately $168,000 and $128,000, respectively.

Note 6 - Accrued Expenses

As of September 30, 2022 and December 31, 2021, the Company’s accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
	(Unaudited)
General liability insurance	$7	$234
Professional fees	-	7
Rent	-	57
Bonus	125	-
Other expenses	1	-
Total	$133	$298

Note 7 - Stockholders’ Deficit

Preferred Stock

As of September 30, 2022 and December 31, 2021, there were 50,000,000 authorized shares of the Company’s preferred stock, par value $0.0001.

Series A Preferred Sock

As of September 30, 2022 and December 31, 2021, the Company had 251 shares of its Series A preferred stock issued and outstanding.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Series B Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company had 1,443 shares of its Series B preferred stock issued and outstanding.

Series C Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company had 500,756 shares of its Series C preferred stock issued and outstanding.

Series D Preferred Stock

On July 8, 2022, the Company’s Board of Directors authorized 7,000 shares of Series D preferred stock with a par value of $0.0001 per share. Each preferred share of Series D preferred stock has a stated valued of $1,000 per share, is convertible into shares of the Company’s common stock at an initial conversion price of $1.30 per share, and is entitled to a dividend of 12% per annum. The cumulative dividends shall be paid in common stock based on the conversion price in effect on the applicable conversion date. All accrued but unpaid dividends on shares of Series D preferred stock shall increase the stated value of such shares. The Company may redeem all, but not less than all, of the Series D preferred stock for cash, at a price per share of Series D preferred stock equal to 125% of the stated value. The Series D preferred stock has no voting rights.

In July 2022, the Company issued 1,058 shares of Series D preferred stock for approximately $1.1 million, which was included on the condensed balance sheet in shares liability as of June 30, 2022, as the proceeds were received by the Company in June 2022, prior to issuance of the shares.

In connection with the issuance of the 1,058 shares of Series D preferred stock, the Company issued 814,102 equity-classified warrants to purchase shares of the Company’s common stock with an exercise price of $1.30 per share. The proceeds from the Series D preferred stock were allocated between the warrants and the Series D preferred stock based on their relative fair values.

The Company entered into a Registration Rights Agreement (“RRA”) with the holders of the Series D preferred stock, whereby the Company was to use its best efforts to file a registration statement registering the resale of the shares of common stock issuable upon conversion of the Series D preferred stock and upon exercise of the warrants within thirty (30) calendar days following the closing of the Series D preferred stock offering. The Company was to use its best efforts to have the registration statement declared “effective” within ninety (90) calendar days from closing, or one hundred and twenty (120) from closing in the event the registration statement is reviewed by the SEC. If the Company fails to meet these requirements, the RRA states that the Company shall pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 1.0% multiplied by the aggregate subscription amount paid by such holder pursuant to the purchase agreement, up to an aggregate of 10% of the aggregate subscription amount paid by such holder pursuant to the purchase agreement for all such liquidated damages.

Using the guidance provided by ASC 825-20 Financial Instruments, the Company determined that the RRA should be accounted for as a separate unit of account from the Series D preferred stock. Accordingly, under ASC 825-20, a financial instrument that is both within the scope of ASC 825-20 and subject to a registration payment arrangement shall be recognized and measured in accordance with ASC 825-20 without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

The RRA called for the Company to file a registration statement by August 25, 2022 and declare it effective within 90 days of July 26, 2022. The Company did not successfully file a registration statement by August 26, 2022, and as of September 30, 2022, recognized a contingent liability of approximately $1,000 to be paid to the holders of the Series D preferred stock, which is included in accrued expenses on the accompanying condensed balance sheet.

The Series D preferred stock and warrants sold were not registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any state and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The holders of Series D preferred stock are “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Common Stock

Public Offering

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

ATM Offering

As of September 30, 2022, the Company has received net proceeds on sales of 1,647,709 shares of common stock under its ATM Offering (See Note 2) of approximately $706,000 (after deducting $26,000 in commissions and expenses) at a weighted average price of $0.44 per share.

Restricted Stock

During the nine months ended September 30, 2022, the Company issued 1,095,237 shares of common stock in connection with vested restricted stock units.

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

Stock-based compensation:

The Company recognized total expenses for stock-based compensation during the three and nine months ended September 30, 2022 and 2021, which are included in the accompanying statements of operations, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Research and development expenses	$136	$113	$636	$647
Selling, general and administrative expenses	344	2,988	2,375	8,503
Total stock-based compensation	$480	$3,101	$3,011	$9,150

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

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

The Company utilized assumptions in the estimation of fair value of stock-based compensation for the three and nine months ended September 30, 2022 and 2021 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Dividend yield	0%	0%	0%	0%
Expected price volatility	88.8%	50.0%	88.8% - 91.7%	50.0%
Risk free interest rate	3.96%	0.66% - 1.12%	3.96% - 3.25%	0.22% - 1.12%
Expected term	5.0 - 6.5 years	6.0 - 7.0 years	5.0 - 7.0 years	3.0 - 7.0 years

A summary of activity under the 2016 and 2020 Plans for the nine months ended September 30, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	11,135,432	$2.85	7.6	$13,031
Granted	832,500	$0.40	-
Canceled	(652,776)	$3.50	-
Forfeited	(1,476,670)	$2.60	-
Outstanding at September 30, 2022	9,838,486	$2.63	6.9	$53

Exercisable at September 30, 2022	8,513,589	$2.79	6.5	$53

During the nine months ended September 30, 2022, the Company cancelled 652,776 stock options with a weighted average exercise price of $3.50 per share. Of these stock option cancellations, 33,332 were related to an exchange for restricted stock units (see restricted stock units below) and 619,444 stock options were canceled in connection with employee departures.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

During the nine months ended September 30, 2022 the Company modified the expiration dates of 789,527 vested stock options related to terminated employees. The modification of the equity awards modified the expiration date based on the options original terms. During the nine months ended September 30, 2022, the Company recognized incremental stock-based compensation of $0.6 million.

Restricted stock units:

A summary of the Company’s restricted stock activity during the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	1,939,683	$3.40
Granted	576,350	$0.62
Vested	(566,666)	$2.81
Issued	(1,061,905)	$4.50
Unvested at September 30, 2022	887,462	$2.30

During the nine months ended September 30, 2022, the Company granted 576,350 restricted stock units (“RSUs”) to employees and members of its board of directors with a fair value of approximately $0.35 million. Included in the RSUs granted during 2022, 33,332 RSUs were exchanged for 33,332 cancelled stock options. The cancellation of the stock options and the issuance of the RSUs was accounted for as a modification of the equity awards, and during the nine months ended September 30, 2022, the Company recognized incremental stock-based compensation of $0.1 million.

During the nine months ended September 30, 2022, the Company accelerated the vesting of 242,593 RSU’s. The accelerated vesting was accounted for as a modification of the equity awards, and during the nine months ended September 30, 2022 the Company recognized incremental stock-based compensation of $0.3 million.

Warrants:

Hudson Pacific Properties, L.P.

On August 12, 2022, the Company entered into two Purchase Orders (PO’s) with Hudson Pacific Properties, L.P. (“Hudson”) for the purchase of the Company’s Smart Window Inserts™ (“Inserts”). Hudson is a unique provider of end-to-end real estate solutions for tech and media tenants. The PO’s have a value of $85,450 and represent the first orders the Company has received prior to the launch of its Inserts. Delivery and installation are expected to begin in December 2022.

On August 12, 2022, as additional consideration for the PO’s, the Company issued a warrant to Hudson to purchase 300,000 shares of the Company’s common stock at $0.75 per share. The warrant has a five-year life and expires on August 12, 2027.

Because Hudson is a customer, the Company accounts for the PO’s and warrants under Accounting Standards Codification (“ASC”) 606 Revenue Recognition (“ASC 606”). As the performance obligations have not yet been satisfied, the Company has not recognized any revenue during the nine months ended September 30, 2022.

The Company accounts for the equity-classified warrant as consideration payable to a customer under ASC 606, as it relates to the future purchase of the Inserts. Pursuant to ASC 718 Compensation - Stock Compensation (“ASC 718”), the Company measured the fair value of the warrant using the Black-Scholes valuation model on the issuance date, with the value being recognized as a prepaid asset up to the recoverable value represented by the value of the contract. The fair value of the warrant on the issuance date totaled $161,700, and as of September 30, 2022, the Company recorded a prepaid asset of $85,450, representing the recoverable value from the PO’s, which is included in prepaid and other current assets on the accompanying condensed balance sheet.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

SLOC

In connection with the SLOC, the Company issued a warrant for 200,000 shares of common stock with an exercise price of $2.00, and a total fair value of approximately $0.2 million. This amount is included in the condensed balance sheet as deferred debt issuance costs included in other assets.

A summary of the Company’s warrant (excluding penny warrants) activity during the nine months ended September 30, 2022 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,525,177	$2.65	4.0	$7,088
Issued	1,376,602	$1.26
Outstanding at September 30, 2022	5,901,779	$2.32	3.6	$-

No warrants were exercisable at of September 30, 2022.

The Company estimated the fair value of the warrants using the Black-Scholes pricing model as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Expected price volatility	87.3%-87.5%	50.0%	87.3%-103.0%	50.0%
Risk free interest rate	2.9%-3.0%	0.8%-1.0%	2.2%-3.0%	0.4%-1.0%
Expected term (years)	5.0	5.0	5.0	5.0

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

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

As of September 30, 2022, the Company had operating lease liabilities of approximately $2.1 million and right-of-use assets of approximately $2.0 million, which are included in the condensed balance sheet.

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

The components of lease expense were as follows:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Operating leases:
Operating lease cost	$190	$570
Variable lease cost	17	33
Operating lease expense	$207	$603

Supplemental cash flow information related to leases were as follows:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Operating cash flows - operating leases	$190	$570
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$2,336
Weighted-average remaining lease term – operating leases (in years)	3.5	3.5
Weighted-average discount rate – operating leases	12.0%	12.0%

As of September 30, 2022, future minimum payments are as follows (in thousands):

Operating
Leases
Three months ended December 31, 2022	$190
Year ended December 31, 2023	776
Year ended December 31, 2024	678
Year ended December 31, 2025	475
Year ended December 31, 2026	390
Year ended December 31, 2027	57
Total	2,566
Less present value discount	(498)
Operating lease liabilities	$2,068

During the three months ended September 30, 2022 and 2021, the Company recognized rent expense of approximately $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized rent expense of approximately $0.6 million and $0.2 million, respectively.

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

CROWN ELECTROKINETICS, CORP.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 10 - Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed financial statements as of September 30, 2022, and events which occurred after September 30, 2022, but which were not recognized in the condensed financial statements.

Amended ATM Offering

On October 5, 2022, the Company and the Sales Agents filed the first amendment to the Sales Agreement (the “First Amendment to the Sales Agreement”). Pursuant to the First Amendment to the Sales Agreement, the Company may from time to time, sell up to $3.5 million in Placement Shares of the Company’s common stock through the Sales Agents in a continuous At-the-Market Offering (the Amended ATM Offering”). According to the First Amendment to the Sales Agreement, the Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of its common stock in the Amended ATM Offering.

ATM Offering

Subsequent to September 30, 2022, the company received approximately $0.5 million in net proceeds from the Company’s ATM offering through the sale of 1,720,437 common shares at a weighted average price of $0.32.

Convertible Note Offering

On October 19, 2022, Crown Electrokinetics Corp. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors as purchasers (the “Investors”). Pursuant to the Securities Purchase Agreement, the Company sold, and the Investors purchased, approximately $5.4 million in principal amount of senior secured convertible notes (the “Senior Notes”) and warrants (the “Warrants”).

The Senior Notes were issued with a conversion price at a 54% premium to the most recent closing price, an original issue discount of 35%, do not bear interest, and mature upon the earlier of twelve months from the date of issuance or the closing of a change of control transaction (as defined in the Senior Notes). The Senior Notes are convertible into shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at a conversion price per share of $0.49, subject to adjustment under certain circumstances described in the Senior Notes. To secure its obligations thereunder and under the Securities Purchase Agreement, the Company has granted a security interest over all of its assets to the collateral agent for the benefit of the Investors, pursuant to a security agreement, subject to exceptions for certain strategic transactions.

The Warrants are exercisable for five (5) years to purchase an aggregate of 21,759,403 shares of Common Stock at an exercise price of $0.32, subject to adjustment under certain circumstances described in the Warrants.

The Company received $3.2 million in net proceeds after placement fees and expenses of approximately $0.3 million.

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

Public Offerings

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

On July 19, 2022, the Company entered into an underwriting agreement relating to the Company’s public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 1,250,000 shares of its common stock to the underwriters, at a purchase price per share of $0.744 (the offering price to the public of $0.80 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-3 (File No. 333-262122), under the Securities Act of 1933, as amended. The Company has also granted the underwriters a 30-day option to purchase up to 187,500 additional shares of common stock to cover over-allotments. On July 22, 2022, the Company received net proceeds of $855,000, net of underwriter fees and commissions of approximately $70,000, and offering costs of $75,000.

In connection with the Company’s public offering, the Company issued a warrant to the underwriters to purchase 62,500 shares of its common stock. The warrant may be exercised beginning on the date that is 180 days after July 22, 2022 until July 19, 2027. The exercise price of the warrant is $0.80 per share.

ATM Offering

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

On October 5, 2022, the Company and the Sales Agents filed the first amendment to the Sales Agreement (the “First Amendment to the Sales Agreement”). Pursuant to the First Amendment to the Sales Agreement, the Company may from time to time, sell up to $3.5 million in Placement Shares of the Company’s common stock through the Sales Agents in a continuous At-the-Market Offering (the Amended ATM Offering”). According to the First Amendment to the Sales Agreement, the Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of its common stock in the Amended ATM Offering.

As of September 30, 2022, the Company has received net proceeds on sales of 1,647,709 shares of common stock under the Sales Agreement of approximately $706,000 (after deducting $26,000 in commissions and expenses) at a weighted average price of $0.44 per share.

Subsequent to September 30, 2022, the Company received net proceeds on sales of 1,720,437 shares of common stock under the Sales Agreement of approximately $540,000 (after deducting approximately $20,000 in commissions and expenses) at a weighted average price of $0.32 per share.

Series D Preferred Stock

On July 8, 2022, the Company’s Board of Directors authorized 7,000 shares of Series D preferred stock with a par value of $0.0001 per share. Each preferred share of Series D preferred stock will have a stated valued of $1,000 per share, will be convertible into shares of the Company’s common stock at an initial conversion price of $1.30 per share and will be entitled to a dividend of 12%. The Company may redeem all, but not less than all, of the Series D preferred stock for cash, at a price per share of Series D Preferred Stock equal to 125% of the stated value. The Series D preferred stock has no voting rights. As of June 30, 2022, the Company recorded $1.1 million of shares liability in its condensed balance sheet related to cash received for 1,058 shares of Series D preferred stock that were issued in July 2022. In connection with the issuance of the 1,058 shares of Series D preferred stock, the Company issued 814,102 warrants to purchase shares of the Company’s common stock with an exercise price of $1.30 per share.

Leases

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

Master Supply Agreements

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

Purchase Orders

On August 12, 2022, the Company entered into two Purchase Orders (PO’s) with Hudson Pacific Properties, L.P. (“Hudson”) for the purchase of the Company’s Smart Window Inserts™ (“Inserts”). Hudson is a unique provider of end-to-end real estate solutions for tech and media tenants. The PO’s have a value of $85,450 and represent the first orders the Company has received prior to the launch of its Inserts. Delivery and installation are expected to begin in December 2022.

On August 12, 2022, as additional consideration for the PO’s, the Company issued a warrant to Hudson to purchase 300,000 shares of the Company’s common stock at $0.75 per share. The warrant has a five year life and expires on August 12, 2027.

Results of Operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Research and development	$955	$787
Selling, general and administrative	2,160	4,866
Other (income)/expense	1	51
Net loss	$3,116	$5,703

Research and Development

Research and development expenses were $1.0 million for the three months ended September 30, 2022 compared to $0.8 million for the three months ended September 30, 2021. The increase of $0.2 million is primarily related to additional salaries and benefits ($0.3 million), offset by a decrease in stock compensation ($0.1 million).

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $2.2 million and $4.9 million for the three months ended September 30, 2022 and 2021, respectively. The $2.7 million decrease in SG&A expenses is primarily due to decrease in stock-based compensation of $2.6 million and other G&A expense ($0.2 million), offset by an increase in lease expense of $0.1 million.

Other (Income) Expense

Other (income) expense was immaterial for the three months ended September 30, 2022. Other (income) expense for the three months ended September 30, 2021 was a $0.05 million loss.

Results of Operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 (in thousands):

	Nine months ended September 30,
	2022	2021
Research and development	$3,523	$2,127
Selling, general and administrative	8,634	14,184
Other (income)/expense	6	15,463
Net loss	$12,163	$31,774

Research and Development

Research and development expenses were $3.5 million for the nine months ended September 30, 2022 compared to $2.1 million for the nine months ended September 30, 2021. The increase of $1.4 million is primarily related to additional salaries and benefits of $1.6 million offset by a decrease in stock compensation of $0.2 million.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $8.6 million and $14.2 million for the nine months ended September 30, 2022 and 2021, respectively. The $5.6 million decrease in SG&A expenses is primarily due to decrease in stock-based compensation of $5.9 million, offset by an increase in rent and other G&A expenses of $0.3 million.

Other (Income) Expense

Other (income) expense was immaterial for the nine months ended September 30, 2022. Other (income) expense for the nine months ended September 30, 2021 was a $15.5 million loss, which primarily consisted of a loss on extinguishment of debt in the amount of $13.8 million, interest expense of $0.5 million recorded in connection with our convertible notes, the change in fair value of our warrant liability of $1.0 million and the change in fair value of our derivative liability of $0.05 million.

Liquidity

	Nine months ended September 30,
	2022	2021
Cash and cash equivalents at the beginning of the period	$6,130	$36
Net cash used in operating activities	(8,049)	(8,137)
Net cash used in investing activities	(339)	(2,098)
Net cash provided by financing activities	2,600	19,900
Cash and cash equivalents at the end of the period	$342	$9,701

The Company had an accumulated deficit of approximately $85.9 million, and a net loss of $12.2 million, and used approximately $8.0 million in net cash in operating activities for the nine months ended September 30, 2022. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

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

The Company entered into a Sales Agreement with A.G.P./Alliance Global Partners (the “Sales Agents”) dated March 30, 2022 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $5 million in shares (the “Placement Shares”) of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “ATM Offering”). The Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333- 262122) and the related base prospectus included in the registration statement, as supplemented by the prospectus supplement dated March 30, 2022. As of September 30, 2022 the Company has received net proceeds on sales of 1,647,709 shares of common stock under the Sales Agreement of approximately $706,000 (after deducting $26,000 in commissions and expenses) at a weighted average price of $0.44 per share.

Subsequent to September 30, 2022, the Company received net proceeds of approximately $0.5 million on sales of 1,720,437 shares of common stock under the Sales Agreement at a weighted average price of $0.32 per share.

Additionally, the Company received $3.2 million in funding related to the issuance of Convertible Notes on October 19, 2022. This issuance was reported by the Company in the 8-K filed October 20, 2022.

Although it is difficult to predict the Company’s liquidity requirements as of September 30, 2022, based upon the Company’s current operating plan, cash on hand, SLOC funding, and ATM facility, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these condensed financial statements.

Cash Flows

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $8.0 million, which primarily consisted of our net loss of $12.2 million, adjusted for non-cash expenses of $3.8 million which primarily consisted of stock-based compensation expenses totaling $3.0 million, amortization of right of use assets of $0.4 million, and depreciation and amortization of $0.4 million. The net change in operating assets and liabilities was $0.3 million, primarily consisting of a decrease in prepaid and other current assets.

For the nine months ended September 30, 2021, net cash used in operating activities was $8.1 million, which primarily consisted of our net loss of $31.8 million, adjusted for non-cash expenses of $24.7 million which primarily consisted of loss on extinguishment of debt of $13.8 million, stock-based compensation totaling $8.9 million, and depreciation and amortization of $0.2 million, change in fair value of our warrant liability of $1.0 million and amortization of debt discount of $0.5 million, and change in fair value of derivative liability of $0.05 million. The net change in operating assets and liabilities was $1.0 million and primarily consisted of an increase in prepaid and other assets totaling $0.5 million and a decrease in accounting payable and accrued expenses of $0.5 million.

Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was approximately $0.3 million

For the nine months ended September 30, 2021, net cash used in investing activities was approximately $2.1 million, consisting of $1.7 million related to the purchase of for the purchase of the HP patents and $0.4 million for the purchase of equipment.

Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $2.6 million, and consisted of proceeds of the issuance of common stock and warrants of $0.8 million, $1.0 million received in connection with the issuance of our Series D preferred stock and $0.7 million received from the issuance of common stock in connection with our ATM Offering.

For the nine months ended September 30, 2021, net cash provided by financing activities was $19.9 million, related to the proceeds of issuance of common stock and warrants.

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

No revenue was recognized by the Company during the nine months ended September 30, 2022 and 2021.

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

With respect to the quarter ended September 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crown Electrokinetics Corp.

Dated: November 10, 2022	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and
Principal Executive Officer

Dated: November 10, 2022	/s/ Joel Krutz
Joel Krutz
Chief Financial Officer and
Principal Financial Officer