Form 10-K
period 2022-12-31
Crown Electrokinetics Corp.
filed 2023-03-31
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $11.3 million based upon a closing price of $0.91.

As of March 31, 2023, there were 43,686,623 shares of the registrant’s common stock outstanding.

CROWN ELECTROKINETICS CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

CLEAR STATE	DARK STATE

Figure 1. Schematic cross-section of electrokinetic film in clear and dark states.

Highlights

●	Clear Polyethylene Terephthalate (PET) Substrates - Same material as window tinting films.

●	Transparent Conductor on PET - Indium Tin Oxide (ITO) - same as most touch screens.

●	Electronic Ink - Nanoparticles suspended in a fluid which absorb light.

●	Energy Source - Nanoparticles are controlled through DC low voltage applied to the ITO conductor material which is powered by a lithium ion battery that is charged with a solar cell strip, no hard-wiring necessary.

Our plastic films are manufactured using industry standard roll-to-roll (R2R) processing equipment. The Company believes its R2R processing will have an inherently lower manufacturing cost compared to sheet-based processing methods used for other smart window technologies like electrochromic glass. There are three basic steps to making our film using R2R equipment.

1)	Deposition: R2R TCO deposition on clear polyethylene terephthalate (PET) plastic film using vacuum sputtering of indium-tin oxide (ITO). The ITO on PET film can be provided by a number of suppliers. Millions of square feet of ITO on PET are currently provided for nearly all capacitance-based display touch screens.

2)	Embossing: R2R embossing of UV-curable resin in a proprietary and patent protected 3-D pattern for ink pigment control and containment on one of the two plastic films. An example of the embossed pattern is shown in Figure 2. The R2R embossing process can be completed by various plastic film companies. Crown has the capability to accomplish the coating and embossing steps within its current facility in addition to working with manufacturing partners.

Figure 2. Microscopic Optical Image of Embossed Film

3)	Lamination: The final R2R process laminates the two layers of PET together with the proprietary and patent protected pigment-containing fluid contained by the wall structure shown by the white areas in Figure 2. The wall area has adhesion to the upper layer of PET with ITO film thereby sealing the fluid between the two plastic layers. The fluid contains nanometer-sized pigment particles that are charged electrically and suspended in the fluid.

We believe that DynamicTintTM has the following distinct advantages over existing optical electronic film technologies:

●	Neutral Color - Pigment is designed to be color neutral and will not affect the hue of what is viewed through the window in any clear, dark or tinted state.

●	Speed - Transition time is typically a few seconds.

●	Affordability - Roll-to-Roll film manufacturing using relatively inexpensive materials.

●	Low Energy Requirements - Film is low voltage and can be powered with a small battery charged by a solar cell strip or wired to an existing electrical infrastructure including a LAN line.

●	Retro-Fit - Film can be applied to a sheet of acrylic or thin glass, called a Smart Window Insert (“Inserts”), and placed within an existing window frame, eliminating the need to replace single pane windows with dual pane windows.

●	Sustainable - Reduces energy used to heat or cool a room via HVAC systems and can use renewable energy to transition the film.

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

Some of the Insert’s features include:

●	Solar-powered - eliminating the need to hardwire it into the building’s electrical system

●	Wirelessly enabled - facilitating communication with all the other installed inserts and integration with the building’s management software system

●	Sensor equipped - enabling the Insert to auto-sense the intensity of exterior light and interior ambient light

●	Software enabled - can be managed via programmed macros, dynamically managed by the building, or user-controlled within an office

●	Data collection - allowing optimization of the Inserts/curtain wall energy performance

●	Lease vs Purchase - Creative and flexible financing allows for customers to lease Inserts on a long-term basis and avoid large capital expenditures

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

Crown’s patented technology provides a solution that helps address many sustainability issues such as:

●	Reducing waste - as opposed to replacing single pane window units with newly manufactured dual pane windows, Crown allows building owners to install our retrofit DynamicTint Insert into existing single pane window frames thereby creating a dual pane window;

●	Reducing energy - Crown’s Insert reduces HVAC energy consumption by reducing the need for constantly cooling and heating a room, reducing the customers carbon emissions. Initial field testing suggests HVAC energy savings of up to 26% could potentially result from the installation of Smart Window Inserts. According to FacilitiesNet (https://www.facilitiesnet.com/windowsexteriorwalls/article/Smart-Window-Benefit-Energy-Savings-Reduced-Glare--17280), the ability to control the amount of heat entering a building reduces the heat load of the building which in turn reduces your HVAC usage.;

●	Using renewable energy - Crown’s DynamicTint Insert is low voltage and low wattage and can be powered by a solar strip that captures the sun’s energy and is integrated into the Insert itself thereby eliminating the need to hardwire the Insert to the home or building’s electrical system.

Another benefit of DynamicTint is being able to optimize daylight usage, thereby reducing the usage of lights. A study done by Project Drawdown (https://www.drawdown.org/solutions/dynamic-glass) projected that if 30-50% of commercial building spaces install dynamic glass, the potential climate-weighted energy efficiency from cooling is estimated at 9% and lighting at 9%-depending on local climate, building location and window orientation. This can result in 0.3-0.5 gigatons of emissions reductions from decreased energy use.

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

In addition, the Company has current patent applications in the United States and other countries that if granted, would add three additional patents to its portfolio. The Company’s United States patents expire at various dates from March 26, 2028 through March 10, 2036

A 2022 appraisal of Crown’s intellectual property by one of the preeminent third-party IP-valuation firms indicated a total valuation of approximately $94 mm, consisting of $35 mm relating to patents (limited to the US office building market, supplying its Smart Window Insert) and $59 mm for trade secrets.

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

Crown-Owned Patents

Country	Filing Date	Publication No.	Title
USA	28-Jan-19	11174328	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
China	28-Jan-19	CN111918894A	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
Europe	28-Jan-19	3752867	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
Japan	28-Jan-19	JP 2021514422A	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
Korea	28-Jan-19	KR 20200122333A	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
WO	28-Jan-19	WO 2019/160675	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
USA	16-Feb-18		REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
USA	13-Jan-20	2020-0225552	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
WO	13-Jan-20	WO2020/150166	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
USA	16-Jan-19		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
EPO	23-Jun-21		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
CN	8-Jul-21		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
Korea	5-Jul-21		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
JP	15-Jul-21		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
USA	7-Jul-16	10377909	INKS INCLUDING SEGMENT COPOLYMER GRAFTED PIGMENTS VIA AZIDE CHEMISTRY
USA	22-Nov-10	8179590	ELECTRO-OPTICAL DISPLAY
USA	29-Jul-10	8054535	ELECTROPHORETIC DISPLAY DEVICE

USA	23-Aug-17	10852615 *	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
EPO	2-Dec-15	3256903 *	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS
EPO	2-Dec-15	3250962 *	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
USA	23-Aug-17	10656493 *	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS
USA	30-Nov-20	2021-0108463 *	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
WO	2-Dec-15	WO2016/089957 *	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS
WO	2-Dec-15	WO2016/089974 *	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
USA	18-Dec-14	9567995	WINDOW OPACITY ATTENUATION USING MICROFLUIDIC CHANNELS
USA	18-Aug-15	9816501	WINDOW OPACITY ATTENUATION USING MICROFLUIDIC CHANNELS
USA	9-Mar-18	10926859	SMART WINDOW ACTIVATION TO PREVENT LASER DISTURBANCE
USA	10-May-18	10935818	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
USA	26-Oct-16	10106018	AUTOMATED WINDSHIELD GLARE ELIMINATION ASSISTANT
USA	2-Sep-16	10144275	ENVIRONMENTAL CONTROL IN VEHICLES
GB	2-May-19	2586760	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
CN	2-May-19	CN111936331A	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
DE	2-May-19	112019000749	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
JP	2-May-19		EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
PCT	2-May-19	WO2019/215544 **	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
USA	11-Oct-21	11578150	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
USA	24-Feb-22		WINDOW SYSTEM AND METHOD UTILIZING A WINDOW PANE ASSEMBLY AND LOCKING SYSTEM FOR EASY INSERTION OF A WINDOW PANE ASSEMBLY WITH ELECTRONICALLY CONTROLLABLE SCALABLE APERTURES FOR ATTENUATING OR OTHERWISE MODULATING LIGHT TRANSMISSION THROUGH SAID ASSEMBLY
USA	24-Feb-22		WINDOW SYSTEM AND METHOD UTILIZING A WINDOW PANE ASSEMBLY AND LOCKING SYSTEM FOR EASY INSERTION OF A WINDOW PANE ASSEMBLY WITH ELECTRONICALLY CONTROLLABLE SCALABLE APERTURES FOR ATTENUATING OR OTHERWISE MODULATING LIGHT TRANSMISSION THROUGH SAID ASSEMBLY
USA	29-Mar-22		SELF-ALIGNING MASTER AREA MULTIPLICATION FOR CONTINUOUS EMBOSSING
USA	11-Sep-22		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
USA	22-Jul-14		INKS INCLUDING SEGMENT COPOLYMER GRAFTED PIGMENTS VIA AZIDE CHEMISTRY (recently assigned to Crown)
USA	10-Feb-23		REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
PCT	23-Feb-23		WINDOW SYSTEM AND METHOD UTILIZING A WINDOW PANE ASSEMBLY AND LOCKING SYSTEM FOR EASY INSERTION OF A WINDOW PANE ASSEMBLY WITH ELECTRONICALLY CONTROLLABLE SCALABLE APERTURES FOR ATTENUATING OR OTHERWISE MODULATING LIGHT TRANSMISSION THROUGH SAID ASSEMBLY

*	Co-owned with University of Cincinnati
**	Inactive

In-Licensed Patents

Patent No.	Country	Patent Date	Status	Title
8,183,757	USA	May 22, 2012	Issued	DISPLAY ELEMENT
8,184,357	USA	May 22, 2012	Issued	DISPLAY ELEMENT
8,331,014	USA	December 11, 2012	Issued	PIGMENT-BASED INKS
8,384,659	USA	February 26, 2013	Issued	DISPLAY ELEMENT INCLUDING ELECTRODES AND A FLUID WITH COLORANT PARTICLES
8,432,598	USA	April 30, 2013	Issued	TRANSPARENT CONDUCTOR STRUCTURE
8,896,906	USA	November 25, 2014	Issued	INKS INCLUDING BLOCK COPOLYMER GRAFTED PIGMENTS VIA AZIDE CHEMISTRY
8,018,642	USA	September 13, 2011	Issued	ELECTRO-OPTICAL DISPLAY

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

Purchase Orders

On August 12, 2022, the Company entered into two Purchase Orders (PO’s) with Hudson Pacific Properties, L.P. (“Hudson”) for the purchase of the Company’s Smart Window Inserts™ (“Inserts”). Hudson is a unique provider of end-to-end real estate solutions for tech and media tenants. The PO’s have a value of $85,450 and represent the first orders the Company has received prior to the launch of its Inserts. Delivery and installation are expected to begin in Q2 2023.

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

Technology	Can Retrofit	Power Usage	Can Tint to Black	Solar or Battery Powered	Tint Transition Speed	Light Transmission
DynamicTintTM (Electrokinetic)	✓	<0.01 W/M2	✓	✓	approx. 2 sec	3.0% - 70% or 0.4%-50%

Electrochromic (EC)	✕	0.3 - 2 W/M2 (30X EK)	✕	✕	5-40 min	<1% - 58%

Suspended Polymers in Particles (SPD) [1]	✕	1.1 W/M2 at 100V/50hz (110X EK)	✕	✕	<3 sec	0.8% - 55%

Polymer Dispersed Liquid Crystal (PDLC)	✕	5 - 20 W/M2 (500X EK)	✕	✕	1 - 3 sec	~80%

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

Employees

The Company has sixteen full-time employees and one advisor. Thirteen of the employees are technical personnel with one active technical consultant, and the rest perform business development, legal, finance, marketing, investor relations, and administrative functions. Crowns employees have extensive industrial experience in leading technology, EV, glass, and ink-based manufacturing companies. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Risk Factors Summary

Risks Related to Our Business

●	We may require additional funding to sustain our ongoing operations and to continue our research and development activities.

●	We have a history of operating losses.

●	We may not generate sufficient cash flows to cover our operating expenses.

●	We have never declared a cash dividend and do not intend to declare a cash dividend in the foreseeable future.

●	We do not directly manufacture products using Electrokinetic technology. We currently rely upon the activities of our partners and their customers in order to be profitable.

●	Electrokinetic products face intense competition, which could affect our ability to increase our revenues.

●	Declining production of automobiles and real estate could harm our business.

●	We are dependent on key personnel.

●	We are dependent on electrokinetic technology.

●	Our patents and other protective measures may not adequately protect our proprietary intellectual property, and we may be infringing on the rights of others.

●	The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which cannot be predicted.

●	Our future growth and success is dependent upon the real estate industry’s willingness to adopt smart glass and specifically our products, especially in the smart glass market which we are targeting with DynamicTintTM.

●	Our new products and services may not be successful.

●	If we are unable to establish and maintain confidence in our long-term business prospects among business customers, analysts and within our industries, then our financial condition, operating results, and business prospects may suffer materially.

●	Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

●	Disruption of supply or shortage of materials, in particular for glass, could harm our business.

●	Increases in cost of materials could harm our business.

●	We may be unable to meet our growing production demand, product sales, delivery plans and servicing needs, or accurately project and manage this growth nationwide or internationally, which could harm our business and prospects.

●	We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

●	If our products fail to perform as expected our ability to develop, market and sell our products and services could be harmed.

●	We may choose to or be compelled to undertake product recalls or take other similar actions, which could adversely affect our brand image and financial performance.

●	We must successfully maintain and upgrade our information technology systems.

●	We rely on certain third-party providers of licensed software and services integral to the operations of our business.

●	Any unauthorized control or manipulation of our products’ systems could result in loss of confidence in us and our products and harm our business.

●	If our security controls are breached or unauthorized or inadvertent access to business customers’ information or other data are otherwise obtained, our services may be perceived as insecure, we may lose existing business customers or fail to attract new business customers, our business may be harmed, and we may incur significant liabilities.

●	Our products and our website, systems, and data we maintain may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.

●	Our products and services are subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm its business and operating results.

●	We are subject to various government regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facility.

●	Many of our products must comply with local building codes and ordinances, and failure of our products to comply with such codes and ordinances may have an adverse effect on its business.

●	Compliance with the regulations of the OSHA can be costly, and non-compliance with such requirements may result in potentially significant monetary penalties, operational delays, negative publicity and adverse effect on our financial condition.

●	We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

●	We may fail to obtain or maintain necessary licenses or otherwise fail to comply with applicable laws and regulations.

●	We are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect its business, results of operation and reputation.

●	Our insurance strategy may not be adequate to protect us from all business risks.

●	Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

●	Our business may be adversely affected by any disruptions caused by union activities.

●	Adverse developments in the credit markets may impair our ability to secure debt financing.

●	Loss of a major customer could result in a decrease in our future sales and earnings.

●	If we are unable to achieve our targeted manufacturing costs for our products, our financial condition and operating results will suffer.

●	We are exposed to fluctuations in currency exchange rates, which could affect our financial results.

●	We are subject to collection risks.

●	Future transactions could pose risks.

Risks Related to our Common Stock

●	If the trading price of our common stock fails to comply with the continued listing requirements of the NASDAQ Capital Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

●	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

●	Our stock price may be volatile, which could result in substantial losses to investors and litigation.

●	The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

●	We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders. Our executive officers and directors will significantly influence our activities, and their interests may differ from your interests as a stockholder.

●	Our certificate of incorporation and bylaws, and certain provisions of Delaware corporate law, contain provisions that could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.

●	If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock will likely decline.

●	As a newly Nasdaq-listed company, we will incur material increased costs and become subject to additional regulations and requirements.

●	We do not anticipate paying any dividends on our common stock for the foreseeable future.

●	If we fail to develop and maintain proper and effective internal control over financial reporting, our ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired.

●	We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are able to avail itself of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock in the future.

●	We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of its internal control over financial reporting. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed.

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

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our electrokinetic technology. As of December 31, 2022, we had a cumulative net loss of $88.0 million since our inception. Our net loss was approximately $14.4 million for the year ended December 31, 2022. This includes non-cash accounting charges during the year ended December 31, 2022 of approximately $2.6 million, resulting from stock-based compensation expenses related to our stock options and restricted stock, loss on issuance of debt, and depreciation and amortization. Our net loss was approximately $16.5 million for the nine months ended December 31, 2021. Non-cash accounting charges for the nine months ended December 31, 2021 were $8.5 million resulting from stock-based compensation expenses related to our stock options and depreciation and amortization offset by the gain on forgiveness of our PPP loan.

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

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our securities. As of December 31, 2022, we had working capital of approximately -$3.3 million, cash of approximately $0.8 million, shareholders’ equity of approximately $0.5 million and an accumulated deficit of approximately $88.0 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

Risks Related to our Common Stock

If the trading price of our common stock fails to comply with the continued listing requirements of the NASDAQ Capital Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

Companies listed on NASDAQ are subject to delisting for, among other things, failure to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. On September 1, 2022, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that for the previous 30 consecutive business days, the closing bid price of our common stock fell below the minimum $1.00 per share requirement pursuant to Nasdaq Listing Rule 5550(a)(2) and 5810(c)(3)(A) (the “Nasdaq Listing Rules”).

While the notification had no immediate effect on the listing of our common stock on Nasdaq, in accordance with the Nasdaq Listing Rules, we had 180 calendar days from the date of notification, or until February 28, 2023, to regain compliance with the minimum bid price requirement, during which time our common stock continued to trade on the Nasdaq Capital Market. On March 1, 2023, we received a letter from the Staff of Nasdaq notifying us that we had not regained compliance with the minimum bid price requirement as of February 28, 2023 and that we were not eligible for a second 180 day extension period. The Nasdaq Staff’s letter noted that we were not in compliance with the $5,000,000 stockholders’ equity listing requirement for the Nasdaq Capital Market. Our stockholders’ equity was $2,746,000 as of September 30, 2022.

The Nasdaq Staff’s letter informed us that, unless we request a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal Nasdaq’s delisting determination by 4:00 p.m. Eastern Time on March 8, 2023, our securities would be suspended from trading on, and delisted from, The Nasdaq Capital Market at the opening of business on March 10, 2023. On March 8, 2023, we requested a hearing before the Panel, which request stayed any further suspension or delisting action by Nasdaq pending completion of the hearing process and the expiration of any extension period that may be granted by the Panel, not to exceed 180 days from March 1, 2023. Although we are hopeful that we will be successful in our hearing before the Panel, there can be no guarantee that we will be successful or that we will be able to maintain our listing on Nasdaq.

Further, even if we are successful in our hearing before the Panel, we cannot guarantee that the price of our common stock will comply with the Nasdaq Listing Rules for continued listing on the Nasdaq Capital Market in the future.

If we cannot comply with the Nasdaq Listing Rules either now or in the future, our common stock would be subject to delisting and would likely trade on the over-the-counter market. If our common stock were to trade on the over-the-counter market, selling shares of our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in shares of our common stock, further limiting the liquidity of our common stock. As a result, the market price of our common stock may be depressed, and you may find it more difficult to sell shares of our common stock. Such delisting from the NASDAQ Capital Market and continued or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing.

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

In addition, as of December 31, 2022, there were outstanding warrants to purchase an aggregate of 27,661,181 shares of our common stock at a weighted-average exercise price of $0.75 per share, all of which were exercisable as of such date. As of December 31, 2022, we also had outstanding options to purchase 9,513,624 shares of our common stock, of which 8,579,370 have vested, with strike prices ranging from $0.15 per share to $5.49 per share. The exercise of options or warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with acquisitions or in connection with other financing efforts. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder.

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

Risks Related to our Indebtedness

The requirement that we service our indebtedness could limit the cash flow available for our operations and have other consequences that could adversely affect our business, and we may not have sufficient cash flow from our business to pay our debt obligations.

As of December 31, 2022, we had outstanding $5.4 million in aggregate principal amount of senior secured convertible notes due October 19, 2023. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the Notes, could have significant consequences, including the following: impairing our ability to successfully continue to commercialize our current or future products; limiting our ability to obtain additional financing on satisfactory terms; increasing our vulnerability to general economic downturns, competition and industry conditions; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness; inhibiting our flexibility to plan for, or react to, changes in our business; and diluting the interests of our existing stockholders if we issue shares of our common stock upon conversion of the convertible Notes. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the indenture governing the Notes and any other indebtedness.

Our ability to make payments of the principal and interest on, or to refinance the amounts payable under, our current or future indebtedness, including the Notes, while still making necessary investments in our business, will depend on our operating and financial performance, including our ability to generate sufficient cash flow from operations, which may be subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate such cash flow, we may be required to sell assets, restructure existing debt or obtain additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or secure desirable terms, which could result in a default on our debt obligations.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.

As of December 31, 2022, we had $5.4 million of outstanding indebtedness on a consolidated basis, which consists of the Notes. Our obligations related to our outstanding or any future indebtedness could adversely affect our ability to take advantage of corporate opportunities, which could adversely affect our business, financial condition, and results of operations, including, but not limited to, the following:

●	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes may be limited, or financing may be unavailable;

●	a substantial portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;

●	lack of liquidity could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

●	our debt obligations will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations; and

●	if we fail to make required debt payments or to comply with other covenants in our debt agreements, we would be in default under the terms of these agreements, which could permit our creditors to accelerate repayment of the debt and could cause cross-defaults under other debt agreements.

We may also incur additional indebtedness to meet future financing needs. If we incur any additional debt, the related risks that we and our subsidiaries face could intensify. Finally, we may in the future be in non-compliance with the terms of certain of our debt instruments. To the extent we are in non-compliance with the terms of such debt instruments, we may, among other things, be required to make payments to the holders of such instruments.

Our failure to comply with the covenants and other obligations contained in our Notes could trigger an event of default, which could materially and adversely affect our operating results and our financial condition.

Our Notes require us to comply with various operational and other covenants and obligations. Additionally, our senior secured convertible notes due October 19, 2023 require us to have available cash of at least $500,000 at all times while such Notes remain outstanding. If we were unable to maintain a sufficient amount of available cash and comply with such other covenants and obligations, we would need to seek relief from the applicable holders of the Notes in order to avoid, cure or have waived an event of default under the applicable Notes. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise. If an event of default occurs and is not cured or waived, the Note holders could, among other things, cause all outstanding indebtedness under the applicable Notes to be due and payable immediately. There can be no assurance that our assets or cash flows would be sufficient to provide us with the liquidity to fund outstanding commitments or meet other business requirements or to enable us to fully repay those amounts or that we would be able to refinance or restructure the indebtedness.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

On March 8, 2016, the Company entered into a lease agreement with Oregon State University, to lease 1,700 square feet of office and laboratory space located at HP Campus Building 11, 1110 NE Circle Blvd, Corvallis, Oregon, for approximately $400 monthly. On July 1, 2016, the Company entered into the first amendment to the lease agreement which increased the monthly lease expense to approximately $1,200. On October 1, 2017, the Company entered into a sublease agreement, which provides for additional office space and the monthly lease payment increased to approximately $1,800. The lease expired on June 30, 2018 and the Company extended the lease through June 30, 2019. The monthly lease payment increased to approximately $4,500 for the months ended June 30, 2018 through November 30, 2018, and increased to approximately $7,550 for the months ended December 31, 2018 through June 30, 2019. On July 1, 2019, the Company entered into the fourth amendment to its lease with Oregon State University, which extends the lease expiration date to June 30, 2022. On July 1, 2020, the Company entered into the fifth amendment to its lease with Oregon State University which adjusts the Operating Expense Reimbursement payment due dates from monthly to quarterly, with the payments due in advance on the first of July, October, January and April. Effective July 1, 2020, the quarterly operating expense will be $23,097. On September 1, 2021, the Company entered into the seventh amendment which expanded the lease to include approximately 703 square feet of lab space, 576 square feet of cubicle space, 1096 square feet of Highbay lab space, and 376 square feet of High bay storage space in a building commonly known as Building 11. Effective September 1, 2021, the quarterly operating expense will be $31,647 covering all utility and facility tooling costs. On January 24, 2022, the Company entered into the eighth amendment which expands the lease to include approximately 703 square feet of lab space, 768 square feet of cubicle space, 2,088 square feet of Highbay lab space, and 376 square feet of High bay storage space in a building commonly known as Building 11. Effective January 24, 2022, the quarterly operating expense will be $44,252 covering all utility and facility tooling costs. The sublease expires June 30, 2025. On January 20, 2023, the Company entered into the ninth amendment to its lease with Oregon State University which reduces the amount of cubicle space from 768 square feet to 288 square feet. Effective January 20, 2023 the quarterly operating expense will be $41,323 covering all utility and facility tooling costs.

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

Holders of Record

We are authorized to issue up to 800,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock. As of December 31, 2022, there were 20,243,509 shares of common stock issued and outstanding and 2,937 shareholders of record. The number of record holders does not include persons who held shares of our common stock in “street name” accounts through brokers, banks and other financial institutions. As of December 31, 2022, there were 251 shares of our Series A Preferred Stock issued and outstanding, 1,443 shares of our Series B Preferred Stock issued and outstanding and 500,756 shares of our Series C Preferred Stock issued and outstanding, with one shareholder of record of Series A, Series B and Series C of our preferred stock. During the year ended December 31, 2022, the Company issued 1,058 shares of Series D preferred stock. As of December 31, 2022, 1,058 shares of Series D preferred stock are issued and outstanding with seven shareholders of record.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the year ended December 31, 2022 and the nine months ended December 31, 2021, and do not currently anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than those previously disclosed by the Company in its current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of the Company’s equity securities during the period covered by this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this report.

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay our adoption of such new or revised accounting standards. As a result of this election, our consolidated financial statements may not be comparable to the financial statements of other public companies.

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

Business Combination

On December 20, 2022, the Company incorporated Crown Fiber Optics Corp., a Delaware based entity, to own and operate its acquired business from the acquisition of Amerigen 7 in the January 2023. Crown Fiber Optics Corp. will be accounted for as a wholly- owned subsidiary of Crown Electrokinetics, Corp.

On January 3, 2023, the Company acquired certain assets related to the construction of 5G fiber optics infrastructure and distributed antenna systems from Amerigen 7 LLC (the “Asset Acquisition”), for cash consideration of approximately $0.65 million. The Asset Acquisition included approximately 12 employees, customer contracts, and certain operating liabilities. The Asset Acquisition will be accounted for as a business combination in accordance with Accounting Standards Codification 805, Business Combinations. The initial purchase price may be adjusted as needed per the terms of the arrangement agreement. The allocation of purchase price, including any fair value of the assets acquired and liabilities assumed as of the acquisition date has not been completed.

Common stock

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

On December 22, 2022, the Company’s Board of Directors approved increasing the Company’s authorized shares of common stock from 200,000,000 to 800,000,000 shares.

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

As of December 31, 2022, the Company has received net proceeds on sales of 3,368,146 shares of common stock under the Sales Agreement of approximately $1.25 million (after deducting $0.05 million in commissions and expenses) at a weighted average price of $0.385 per share.

Subsequent to December 31, 2022, the Company received net proceeds on sales of 12,700,000 shares of common stock of approximately $2.11 million (after deducting $0.09 million in commissions and expenses) at a weighted average price of $0.173 per share.

Preferred Stock

On July 8, 2022, the Company’s Board of Directors authorized 7,000 shares of Series D preferred stock with a par value of $0.0001 per share. Each preferred share of Series D preferred stock will have a stated valued of $1,000 per share, will be convertible into shares of the Company’s common stock at an initial conversion price of $1.30 per share and will be entitled to a dividend of 12%. The Company may redeem all, but not less than all, of the Series D preferred stock for cash, at a price per share of Series D Preferred Stock equal to 125% of the stated value. The Series D preferred stock has no voting rights. As of June 30, 2022, the Company recorded $1.1 million of shares liability in its consolidated balance sheet related to cash received for 1,058 shares of Series D preferred stock that were issued in July 2022. In connection with the issuance of the 1,058 shares of Series D preferred stock, the Company issued 814,102 warrants to purchase shares of the Company’s common stock with an exercise price of $1.30 per share.

Subsequent to December 31, 2022, the Company filed the first amendment to its Series D preferred stock, which modifies the conversion price of the Series D preferred stock from $1.30 to $0.50 per share.

On February 1, 2023, the Company’s Board of Directors authorized 77,000 shares of Series E preferred stock with a par value of $0.0001 per share, in connection with its 2023 Line of Credit. Each share of Series E Preferred Stock is convertible into 1,000 shares of the Company’s common stock at the option of the holders. The holders of the Series E preferred stock shall receive dividends on an as converted basis together with the holders of the Company’ common stock. The Series E preferred stock has no voting rights and does not have a preference upon any liquidation, dissolution or winding-up of the Company.

Holders of Series E preferred stock are prohibited from converting shares of Series E preferred stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be initially set at 4.99% and thereafter adjusted by the holder to a number between 4.99% and 9.99%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. In addition, in the event a conversion of Series E preferred stock would result in the holder owning more than 19.99% of the Company’s outstanding shares of common stock, the number of shares of common stock that may be issued upon such conversion of Series E preferred stock, shall be limited to 19.99% of the Company’s outstanding shares of common stock on that date, unless stockholder approval is obtained by the Company to issue a number of shares of common stock exceeding the limit.

Senior Secured Convertible Notes

On October 19, 2022, the Company issued senior secured convertible notes (the “Notes”) with a principal balance of approximately $5.4 million, and warrants to purchase 21,749,402 shares of the Company’s common stock for net proceeds of $3.5 million. The Notes were issued with a conversion price at a 54% premium to the most recent closing price, an original issue discount of 35%, do not bear interest, and mature upon the earlier of twelve months from the date of issuance or the closing of a change of control transaction (as defined in the Notes). The Notes are convertible into shares of the Company’s common stock at a conversion price of $0.49 per share, subject to adjustment under certain circumstances described in the Notes. The Notes are secured by all of the Company’s assets (subject to exceptions for certain strategic transactions).

The warrants have an exercise price of $0.32 per share and expire five years from the issuance date (subject to adjustment under certain circumstances described in the warrants).

As of December 31, 2022, the fair value of the Notes was approximately $1.7 million. During the year ended December 31, 2022, the Company recorded a change in fair value of the Notes totaling $0.15 million.

On January 19, 2023, the Company entered into a warrant inducement agreement with certain holders of the Notes, and issued 6.4 million warrants, with a fair value of $2.06 million, to purchase shares of the Company’s common stock.

On February 28, 2023, the Company entered into waiver agreements with the investors of the Notes issued in October 2022, which extended the maturity date of the Notes from October 18, 2023 until April 18, 2023. In connection with the waiver agreements, the Company issued 5,813,414 warrants to purchase shares of the Company’s common stock, which are exercisable at $0.32 per share and expire five years from the issuance date.

On January 3, 2023, the Company issued senior secured notes (the “2023 Notes”) with a principal balance of approximately $1.2 million, and warrants to purchase 2,500,000 shares of the Company’s common stock for net proceeds of $0.8 million. The 2023 Notes were issued with an original issue discount of 20%, do not bear interest, and mature three months from the date of issuance (unless extended pursuant to the terms of the 2023 Notes). The warrants are exercisable for five years at an exercise price of $0.322, subject to adjustment under certain circumstances described in the warrants.

2023 Line of Credit

On February 2, 2023, the Company entered into a line of credit (the “Line of Credit”) securing a line of credit up to $100.0 million. The Line of Credit will be used to fund expenses related to the fulfillment of contracts with customers of the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation. The Line of Credit expires February 2, 2024, unless the Line of Credit is extended for one or two additional years in accordance with its terms. On February 2, 2023, the Company withdrew $2.0 million under the Line of Credit.

Upon drawing down on the Line of Credit, the Company will issue a Secured Promissory Note (“the Promissory Note”) which is due and payable 60 days from the issuance date. The Promissory Note is non-interest bearing and secured by the Company’s assets. The Promissory Note issued with the initial $2.0 million draw down is convertible into shares of the Company’s common stock, at a conversion price per share of $0.50 per share, subject to adjustment under certain circumstances described in the Promissory Note. Promissory Notes evidencing future withdrawals, if any, will be convertible into common stock only upon the declaration of an event of default under such Promissory Note.

Common Stock

Subsequent to December 31, 2022, the Company issued 6,405,844 shares of its common stock in connection with the exercise of 6,405,844 warrants, receiving net proceeds of approximately $2.06 million at a weighted average price of $0.32 per share.

As consideration for entering into the Line of Credit, the Company issued 5,000 shares of Series E preferred stock, and issued a warrant to purchase 45,000 shares of the Company’s Series E preferred stock. Additionally, 5,000 shares of Series E preferred stock will be issued on the first and second anniversary of the effective date of the Line of Credit. However, if the Company does not elect to extend the Line of Credit for an additional one or two years, the additional 5,000 shares of Series E preferred stock will be issued immediately.

The warrant to purchase 45,000 shares of the Company’s Series E preferred stock is exercisable for five years at an exercise price of the greater of $0.50 per share multiplied by 1,000, and subject to adjustment under certain circumstances described in the warrant.

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

Consolidated Results of Operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021 (in thousands):

	Year Ended December 31, 2022	Nine Months Ended December 31, 2021	Three Months Ended March 31, 2021	Year Ended December 31, 2021
		(Unaudited)
Research and development	$4,107	$2,496	$906	$3,402
Selling, general and administrative	11,001	14,367	4,357	18,724
Other (income) expense:
Other expense	74	55	(6)	49
Interest expense	7	7	531	538
Gain on forgiveness of PPP loan	-	(431)	-	(431)
(Gain) loss on extinguishment of debt	-	(7)	13,805	13,798
Loss on conversion of notes	-	-	6	6
Change in fair value of warrant liability	(1,023)	-	1,023	1,023
Change in fair value of derivative liability	-	-	51	51
Change in fair value of notes	149	-	-	-
Net loss	$14,315	$16,487	$20,673	$37,160

On November 10, 2021, the Board of Directors of the Company approved a change in its fiscal year end from March 31st to December 31st. As a result, the Company’s results of operations, cash flows, and all transactions impacting shareholders equity presented in this Annual Report on Form 10-K are for the calendar year ended December 31, 2022 and the nine months ended December 31, 2021.

We believe reviewing our operating results for the year ended December 31, 2021 by combining the results of operations for the three months ended March 31, 2021 is more useful in discussing our overall operating performance compared to the results of consolidated operations for the year ended December 31, 2022.

Research and Development

Research and development expenses were $4.1 million for the year ended December 31, 2022 compared to $3.4 million for the year ended December 31, 2021. The increase of $0.7 million is primarily related to additional salaries and benefits of $1.3 million, offset by a decrease in stock compensation of $0.6 million.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $11.0 million and $18.7 million for the year ended December 31, 2022 and 2021, respectively. The $7.7 million decrease in SG&A expenses is primarily due to decreases in stock-based compensation of $9.2 million, and payroll and related expenses of $0.7 million, offset by increases in bonus expense of $0.9 million, rent expense of $0.5 million, depreciation and amortization of $0.2 million, and other SG&A expenses of $0.5 million.

Other (Income) Expense

Other income for the year ended December 31, 2022 was $0.8 million and consisted of $1.0 million for the change in fair value of our warrant liability, offset by $0.1 million for the change in fair value of our convertible notes and $0.1 million of other expense. Other expense for the year ended December 31, 2021 totaled $15.0 million, which primarily consisted of a loss on extinguishment of debt of $13.8 million, interest expense of $0.5 million recorded in connection with our convertible notes, the change in fair value of our warrant liability of $1.0 million, and the change in fair value of our derivative liability of $0.1 million, offset by a $0.4 million gain recorded in connection with the forgiveness of our PPP loan.

Liquidity

	Year Ended December 31, 2022	Nine Months Ended December 31, 2022
Cash and cash equivalents at the beginning of the period	$6,130	$15,297
Net cash used in operating activities	(11,140)	(8,537)
Net cash used in investing activities	(812)	(816)
Net cash provided by financing activities	6,643	186
Cash and cash equivalents at the end of the period	$821	$6,130

The Company had an accumulated deficit of approximately $88.0 million, and a net loss of $14.3 million, and used approximately $11.1 million in net cash in operating activities for the year ended December 31, 2022. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

On March 23, 2022, the Company entered into an Irrevocable $10 million Standby Letter of Credit (“SLOC”). The SLOC accrues interest at a rate of 12% per annum and matures 2 years from the issuance date of the SLOC. Interest is payable quarterly. In connection with the SLOC, the Company issued a warrant for 200,000 shares of common stock with an exercise price of $2. Additionally, the Company will issue 50,000 shares of its restricted common stock with each cash draw of $1.0 million. Drawdowns are capped at a maximum of $5 million in the first six months. The Company did not drawdown any SLOC funds during the year ended December 31, 2022, and intends to drawdown on the available funds only as necessary in 2023.

The Company entered into a Sales Agreement with A.G.P./Alliance Global Partners (the “Sales Agents”) dated March 30, 2022 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $5 million in shares (the “Placement Shares”) of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “ATM Offering”). The Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333- 262122) and the related base prospectus included in the registration statement, as supplemented by the prospectus supplement dated March 30, 2022. As of December 31, 2022 the Company has received net proceeds on sales of 3,368,146 shares of common stock under the Sales Agreement of approximately $1.25 million (after deducting $0.05 million in commissions and expenses) at a weighted average price of $0.385 per share.

The Company received net proceeds of $3.5 million in connection with the issuance of our convertible notes and warrants on October 19, 2022.

On February 2, 2023, the Company entered into a line of credit (the “Line of Credit”) securing a line of credit up to $100.0 million. The Line of Credit will be used to fund expenses related to the fulfillment of contracts with customers of the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation. The Line of Credit expires February 2, 2024, unless the Line of Credit is extended for one or two additional years in accordance with its terms. On February 2, 2023, the Company withdrew $2.0 million under the Line of Credit.

The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements including through it’s existing At-The-Market, $10 million Standing Letter of Credit $10, and $100 million Line of Credit facilities to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements.

Cash Flows

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $11.1 million, which primarily consisted of our net loss of $14.3 million, adjusted for non-cash expenses of $2.7 million which primarily consisted of stock-based compensation expenses totaling $2.4 million, amortization of right of use assets of $0.5 million, and depreciation and amortization of $0.5 million and other expenses of $0.3 million, offset by the change in fair value of our warrant liability of $1.0 million. The net change in operating assets and liabilities was $0.9 million, consisting primarily of an increase of $0.7 million in accounts payable and accrued expenses, and an increase of $0.2 million in prepaid and other current assets.

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

Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was approximately $0.8 million primarily related to the purchase of equipment.

For the nine months ended December 31, 2021, net cash used in investing activities was approximately $0.8 million, consisting of $0.6 million related to the purchase of property and equipment and $0.2 million for the purchase of the IBM patents.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $6.6 million and consisted of $0.9 million of proceeds received for the issuance of common stock and warrants, $3.5 million of net proceeds received from the issuance of our convertible notes and warrants, $1.0 million received in connection with the issuance of our Series D preferred stock, and $1.2 million received from the issuance of common stock in connection with our ATM Offering.

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

Critical accounting policies and significant judgments and estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 3 to our consolidated financial statements for a description of our other significant accounting policies.

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

Convertible Notes

In accordance with Accounting Standards Codification 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option for recognition of its Notes. In accordance with ASC 825, the Company recognizes these Notes at fair value with changes in fair value recognized in the statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative expense. The convertible notes issued during the year ended December 31, 2022 are non-interest bearing.

Warrant Liability

The Company accounted for certain common stock warrants outstanding as a liability at fair value and adjusted the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrants issued by the Company have been estimated using the Monte Carlo simulation.

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

These assumptions are estimated as follows:

●	Expected Term. The expected term of options represents the period that our stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term. The simplified method was used because we do not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

●	Expected Volatility. The Company uses a blended volatility that includes its common stock trading history and supplements the remaining historical information with the trading history from the common stock of a set of comparable publicly traded companies.

●	Risk-Free Interest Rate. We base the risk-free interest rate on the implied yield available on U. S. Treasury zero-coupon issues with an equivalent remaining term.

●	Expected Dividend Yield. We have never declared or paid any cash dividends on our common shares and do not plan to pay cash dividends in the foreseeable future, and, therefore, we use an expected dividend yield of zero in our valuation models.

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

Recent accounting pronouncements

See Note 3 to our consolidated financial statements for a description of recent accounting pronouncements applicable to our financial statements.

JOBS Act Transition Period

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay our adoption of such new or revised accounting standards. As a result of this election, our consolidated financial statements may not be comparable to the financial statements of other public companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data required by this item are included after Part IV of this Annual Report on Form 10-K beginning on page F-1.

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

With respect to the year ended December 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. A company’s internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our principal executive officer, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on management's assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

Set forth below is information regarding our directors and executive officers as of the date of this Annual Report to the Form 10-K.

Name	Age	Title
Executive Officers
Douglas Croxall	54	Chairman & Chief Executive Officer
Tim Koch	62	Chief Technology Officer
Joel Krutz	49	Chief Operating Officer and Chief Financial Officer

Non-Employee Directors
Dr. DJ Nag	55	Director
Daniel Marcus	56	Director

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

Joel Krutz. Mr. Krutz is the Chief Operating Officer and Chief Financial Officer of Crown Electrokinetics. Prior to his appointment as the Company’s COO and CFO, Mr. Krutz was CFO of ViacomCBS Networks International, a $2.0 billion division of the global multi-media enterprise. While at ViacomCBS, Mr. Krutz led a team which fully overhauled the financial operating model and guided the business through a period of record growth, diversification, and expansion. Mr. Krutz has been developing and leading strategic financial organizations, around the world, for over two decades. Mr. Krutz graduated from Waikato University, New Zealand with a degree in Management Studies, majoring in Accounting. He received his professional qualifications from the Chartered Institute of Management accountants in London, and a Certificate of Business Administration and Management from the Harvard Business School Executive Education program.

Non-Employee Directors

Dr. DJ Nag has served as a member of our board of directors since July 2020. Dr. DJ Nag is the President of Innovaito LLC, an intellectual property strategy think tank. Prior to this, Dr. Nag was the Chief Investment Officer at Ventech Solutions, a healthcare technology company that manages quality data for the Center for Medicare and Medicaid Services (CMS). He has successfully led Ohio State University, Rutgers University and University of Nebraska’s technology transfer operations that included licensing, startup and investments. As an entrepreneur, he led a number of start-ups in the intellectual property strategy, artificial intelligence, and medical device space. As a consultant in patent monetization and intellectual property strategy, he has worked with many Fortune 500 companies, universities, and national governments. He was a Director of Ocean Tomo and a Vice President at ICAP Ocean Tomo, leading patent transaction markets. He was recognized as one of the top IP strategists by IAM300 in 2019. Dr. Nag was on the Board of the Association of University Technology Managers, Inc. (AUTM) from 2012 to 14, focused on educating the members around world on the importance of technology transfer and intellectual property. He is widely recognized as a global intellectual property strategist working with government and universities in Poland, Japan, India, Turkey, Brazil, South Korea, Ukraine and many other countries. Currently, he teaches intellectual property strategy and negotiations as a Professor of Practice at Rutgers University and a Visiting Professor at Shizuoka University. He volunteers as the first Executive-in-Residence at the Dublin City Schools, leading a startup academy for high school students and serves on the foundation board at the Dublin Methodist Hospital.

We believe that Dr. Nag should continue to serve as a member of our board of directors due to his executive, technological and intellectual property experience.

Daniel Marcus

Daniel Marcus has served as a member of the Company’s Board of Directors since October 2022. Mr. Marcus is the Principal and Founder of Marcus Capital. Prior to forming Marcus Capital in 2004, Mr. Marcus worked at Bear Stearns as a managing director and has over 25 years of investment experience. He earned his Bachelors of Business Degree in Economics from the University of Wisconsin-Madison. In addition to forming Marcus Capital, Mr. Marcus is a founding partner of Spark Ventures, a non-profit charitable organization. Mr. Marcus has been involved with various charities including 10 years as a Child Life Specialist at Children’s Memorial Hospital, Chicago and two years at The Night Ministry, working to serve homeless and runaway youth. The Company’s Board of Directors believes that Mr. Marcus should continue to serve as a member of the Board of Directors due to his executive, financial and investment experience.

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

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors determined that Messrs. Nag, and Marcus do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each is considered an “independent” director as that term is defined under the applicable SEC rules and the Exchange Listing Rules. In making those determinations, our board of directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Committees of the Board of Directors

We have an Audit Committee, Compensation Committee, and Governance and Nominating Committee. Our Audit Committee consists of two independent directors who are Dr. Nag and Mr. Marcus, with Mr. Marcus considered as an “audit committee financial expert” within the meaning of Regulation S-K of the SEC. Our Compensation Committee and Governance and Nominating Committee consists of two independent directors who are Dr. Nag and Mr. Marcus.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2022 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2022, except for late Form 4 filings reporting (i) four transactions by Doug Croxall and (ii) two transactions by Joel Krutz. As of the date of the filing of this annual report, all such Form 4s have been filed.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding compensation earned during the years ended December 31, 2021 and the nine months ended December 31, 2021 by our principal executive officer and our other most highly compensated executive officers, or the named executive officers, as of the end of the year ended December 31, 2022.

Compensation Table

						Long-Term
	Annual Compensation					Compensation Awards
Name and Principal Position	Fiscal Year Ended		Salary	Bonus	Other Compensation	Options	Restricted Stock Awards
Douglas Croxall	2022		$675,000	$525,000		$37,974	$51,000
Chief Executive Officer	2021	(b)	$506,250	$400,000	$-	$30,799	$-

Edward Kovalik	2022	(a)	$184,229
Co-President/Chief Operating Officer	2021		$412,500	$-	$-	$-	$2,196,000

Kai Sato	2022	(a)			$137,499
Co-President/Chief Marketing Officer	2021	(b)	$-	$-	$504,164	$-	$1,896,000

Joel Krutz	2022		$376,666	$250,000		$25,316	$34,000
Chief Financial Officer	2021	(b)	$195,000	$-	$128,389	$-	$1,600,000

Timothy Koch	2022		$250,000			$15,822	$21,250
Chief Tech. Officer	2021	(b)	$175,833	$-	$-	$-	$-

(a)	Departed during the year ended December 31, 2022
(b)	Nine months ended December 31, 2021

Restricted Stock

A total of 437,500 restricted stock units have been issued to employees, and 100,000 restricted stock units have been issued to advisors, and 138,850 restricted stock units have been granted to members of our board of directors

During the nine months ended December 31, 2021, the Company granted 800,000 restricted stock units with a fair value of approximately $4.1 million, in exchange for 800,000 restricted stock awards issued to an officer of the Company and a consultant. The fair value and vesting terms of the restricted stock units are identical to the terms of the restricted stock awards, and therefore, no incremental stock-based compensation has been recognized during the nine months ended December 31, 2021.

Stock Option Grants

A total of 832,500 stock options have been granted to employees, 0 stock options have been granted to advisors, and 0 stock options have been granted to members of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 30, 2023, regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities;

●	each of our directors;

●	each of our named executive officers; and

●	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 43,686,623 shares of common stock outstanding as of March 30, 2023. Options to purchase shares of our common stock that are exercisable within 60 days of March 30, 2023, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

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

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership(1)	Percent of Common Stock Outstanding(2)	State
Douglas Croxall	4,199,882	8.91%	CA
Timothy Koch	1,638,795	3.65%	OR
DJ Nag	87,023	0.20%	CA
Joel Krutz	333,333	0.76%	CA
Daniel Marcus	7,000	0.02%	CA
Long Grove Partners LLC	1,932,583	4.42%	PA
All directors and executive officers as a group (five persons)	6,266,034	12.85%

(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.
(2)	Shares of our common stock issuable upon the conversion of our convertible preferred stock are deemed outstanding for purposes of computing the percentage shown above. In addition, for purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after the date of this prospectus. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days after the date of this prospectus is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our common stock outstanding.

Equity Incentive Plan

On October 31, 2022, the Company adopted its 2022 Long-Term Incentive Plan (the “2022 Plan”). Under the 2022 Plan, the maximum number of shares of our common stock as to which awards may be granted under the 2022 Plan may not exceed four million two hundred thousand (4,200,000) shares (the “Initial Share Limit”), which amount is subject to proportional adjustment as determined by our Board to reflect certain stock changes, such as stock dividends and stock splits (see “Recapitalization Adjustments” below).

Notwithstanding the foregoing, (a) the total number of shares of common stock that may be delivered pursuant to awards under the 2022 Plan shall automatically increase on the first trading day of each calendar year, beginning with the 2023 calendar year, by such number of shares of common stock as are necessary so that the total number of shares reserved for issuance under the 2022 Plan shall be equal to 19.9% of the total number of outstanding shares of common stock, determined on a fully diluted basis as of the applicable trading date (the “Stipulated Percentage”); (b) our Board of Directors may act prior to January 1st of a given calendar year to provide that (i) there will be no such automatic annual increase in the number of shares reserved for issuance under the 2022 Plan or (ii) the increase in the number of shares for such calendar year will be a lesser number of shares than necessary to maintain the Stipulated Percentage of shares reserved for issuance under the 2022 Plan.

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

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Restricted Share Units and Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	17,973,158	N/A	5,077,280
Equity compensation plans not approved by security holders	-	N/A	-
Total	17,973,158	N/A	5,077,280

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation”, since April 1, 2018 we have not been a party to any transaction or arrangement in which the amount involved in the transaction exceeded 1% of the average of our total assets at December 31, 2022 and 2021 in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2022 and the nine months ended December 31, 2021 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP

SERVICES	Year Ended December 31, 2022	Nine Months Ended December 31, 2021
Audit fees	$206,510	$124,630
Audit-related fees	-	-
Tax fees	16,700	14,317
All other fees	90,365	7,725
Total fees	$313,575	$146,672

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

(a)(3) Exhibits.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1/A filed on September 18, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of Crown Electrokietics Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on January 27, 2021).
3.3	By-laws (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-1/A filed on September 18, 2019).
3.4	Form of Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crown Electrokinetics Corp. (incorporated by reference to Exhibit 3.3 to the registrant’s Form S-1/A filed on January 25, 2021).
3.5	Form of Amended and Restated Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crown Electrokinetics Corp. (incorporated by reference to Exhibit 3.4 to the registrant’s Form S-1/A filed on January 25, 2021).
3.6	Form of Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crown Electrokinetics Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on April 6, 2021).
3.7	Certificate of Designations, Preferences and Rights of Series D Preferred Stock of Crown Electrokinetics Corp. (incorporated by reference to Exhibit 3.4 to the registrant’s Form 8-K filed on July 8, 2022).
4.1	Form of Warrant, dated June 3, 2020, by and between the registrant and Hudson Pacific Properties, L.P. (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on April 6, 2021).
4.2	Form of Warrant, dated January 28, 2021, by and between the registrant and Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on January 27, 2021).
4.3	Form of Warrant, dated July 19, 2022, by and between the registrant and Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on July 22, 2022).
4.4	Form of Warrant, dated July 26, 2022, by and between the registrant and certain investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on July 29, 2022).
4.5	Form of Warrant, by and between the registrant and certain investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on October 20, 2022).
4.6	Form of Senior Note, by and between the registrant and certain investors (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on October 20, 2022).
10.1	Intellectual Property Agreement, dated as of January 31, 2016, between Hewlett-Packard Development Company, L.P. and 3D Nanocolor Corp. (and amendments thereto) (incorporated by reference to Exhibit 10.1 to the registrant’s Form S-1/A filed on September 18, 2019).
10.2	Fourth Amendment to Intellectual Property Agreement, dated February 4, 2021, by and among Hewlett-Packard Development Company, L.P., HP, Inc. and Crown Electrokinetics Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on February 10, 2021).
10.3	Collaboration Agreement, dated as of August 23, 2017, between 3D Nanocolor Corp. and Eastman Chemical Company (and amendment thereto) (incorporated by reference to Exhibit 10.2 to the registrant’s Form S-1/A filed on September 18, 2019).
10.4	Agreement, dated as of November 15, 2017, between Crown Electrokinetics Corp. and Asahi Glass Co., Ltd. (and amendment thereto) (incorporated by reference to Exhibit 10.3 to the registrant’s Form S-1/A filed on September 18, 2019).
10.5	Agreement, dated as of February 1, 2019, between Crown Electrokinetics Corp. and AGC Inc. (f/k/a Asahi Glass Co., Ltd.) (incorporated by reference to Exhibit 10.4 to the registrant’s Form S-1/A filed on September 18, 2019).
10.6	Employment Agreement, dated June 16, 2021, by and between Crown Electrokinetics Corp. and Doug Croxall (incorporated by reference to Exhibit 10.6 to the registrants’s Transition Report on Form 10-KT filed on March 30, 2022).
10.7	Employment Agreement, dated February 20, 2021, by and between Crown Electrokinetics Corp. and Edward Kovalik (incorporated by reference to Exhibit 10.7 to the registrants’s Transition Report on Form 10-KT filed on March 30, 2022).
10.8	Independent Contractor/Consulting Agreement, dated February 25, 2021, by and between Crown Electrokinetics Corp. and Kaizen Reserve, Inc. (incorporated by reference to Exhibit 10.8 to the registrants’s Transition Report on Form 10-KT filed on March 30, 2022).
10.9	Employment Agreement, dated June 21, 2021, by and between Crown Electrokinetics Corp. and Joel Krutz (incorporated by reference to Exhibit 10.9 to the registrants’s Transition Report on Form 10-KT filed on March 30, 2022).

10.10	Master Supply Agreement, dated September 27, 2021, between MetroSpaces Inc. and Crown Electrokinetics Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 30, 2021).
10.11	Master Supply Agreement, dated December 23, 2021, between Hudson Pacific Properties, L.P. and Crown Electrokinetics Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on December 23, 2021).
10.12	Master Supply Agreement, dated March 25, 2022, between Brandywine Operating Partnership, L.P. and Crown Electrokinetics Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on March 28, 2022).
10.13	Sales Agreement, dated as of March 30, 2022, by and between Crown Electrokinetics Corp. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on March 31, 2022).
10.14	Form of Securities Purchase Agreement, dated July 26, 2022, between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 29, 2022).
10.15	Form of Registration Rights Agreement, dated July 26, 2022, between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on July 29, 2022).
10.16	Form of Securities Purchase Agreement, dated October 19, 2022, between the Company and the Investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on October 20, 2022).
10.17	Form of Registration Rights Agreement, dated October 19, 2022, between the Company and the Investors (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on October 20, 2022).
10.18	Form of Security Agreement, dated October 19, 2022, between the Company and the Collateral Agent (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on October 20, 2022).
21.1	List of Subsidiaries of the Registrant.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023	CROWN ELECTROKINETICS CORP.

	By:	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2023	By:	/s/ Joel Krutz
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

/s/ Doug Croxall		Dated: March 31, 2023
Name:	Doug Croxall
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Joel Krutz		Dated: March 31, 2023
Name:	Joel Krutz
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. DJ Nag		Dated: March 31, 2023
Name:	Dr. DJ Nag
Title:	Director

/s/ Daniel Marcus		Dated: March 31, 2023
Name:	Daniel Marcus
Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Crown Electrokinetics Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crown Electrokinetics Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2022 and the nine-month period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the nine-month period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America .

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2022, using the modified retrospective approach.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017

Costa Mesa, California

March 31, 2023

CROWN ELECTROKINETICS, CORP.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$821	$6,130
Prepaid and other current assets	590	687
Total current assets	1,411	6,817
Property and equipment, net	1,409	895
Intangible assets, net	1,598	1,761
Right of use asset	1,842	-
Deferred debt issuance costs	150	-
Other assets	180	179
TOTAL ASSETS	$6,590	$9,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$865	$358
Accrued expenses	621	298
Lease liability - current portion	574	-
Warrant liability	972	-
Notes payable at fair value	1,654	-
Notes payable	8	8
Total current liabilities	4,694	664
Lease liability	1,366	-
Total liabilities	6,060	664

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Series A preferred stock, par value $0.0001; 300 shares authorized, 251 shares outstanding as of December 31, 2022 and 2021	-	-
Series B preferred stock, par value $0.0001; 1,500 shares authorized, 1,443 shares outstanding as of December 31, 2022 and 2021	-	-
Series C preferred stock, par value $0.0001; 600,000 shares authorized, 500,756 shares outstanding as of December 31, 2022 and 2021	-	-
Series D preferred stock, par value $0.0001; 7,000 shares authorized, 1,058 shares issued and outstanding as of December 31, 2022; liquidation preference $1,113 as of December 31, 2022; No shares authorized, or outstanding, and no liquidation preference as of December 31, 2021	-	-
Common stock, par value $0.0001; 800,000,000 shares authorized; 20,243,509 and 14,530,126 shares outstanding as of December 31, 2022 and 2021, respectively	2	1
Additional paid-in capital	88,533	82,677
Accumulated deficit	(88,005)	(73,690)
Total stockholders’ equity	530	8,988
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,590	$9,652

The accompanying notes are an integral part of these consolidated financial statements.

CROWN ELECTROKINETICS, CORP.

Consolidated Statements of Operations

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

(in thousands, except share and per share amounts)

	Year Ended December 31, 2022	Nine Months Ended December 31, 2021
Operating expenses:
Research and development	$4,107	$2,496
Selling, general and administrative	11,001	14,367
Total operating expenses	15,108	16,863

Loss from operations	(15,108)	(16,863)

Other income (expense):
Other expense	(74)	(55)
Interest expense	(7)	(7)
Change in fair value of warrant liability	1,023	-
Change in fair value of notes	(149)	-
Gain on extinguishment of debt	-	7
Gain on forgiveness of PPP loan	-	431
Total other income	793	376

Net loss	(14,315)	(16,487)
Cumulative dividends on Series D preferred stock	(55)	-
Net loss attributable to common stockholders	$(14,370)	$(16,487)

Net loss per share attributable to common stockholders	$(0.82)	$(1.13)

Weighted average shares outstanding, basic and diluted:	17,436,174	14,596,019

The accompanying notes are an integral part of these consolidated financial statements.

CROWN ELECTROKINETICS, CORP.

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2022 and Nine Months Ended 2021

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	251	$-	1,443	$-	500,756	$-	-	$-	14,856,480	$1	$73,789	$(57,203)	$16,587
Issuance of common stock in connection with consulting agreements	-	-	-	-	-	-	-	-	64,261	-	244	-	244
Restricted stock awards exchanged for restricted stock units	-	-	-	-	-	-	-	-	(800,000)	-	-	-	-
Stock option exercises	-	-	-	-	-	-	-	-	409,385	-	186	-	186
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	8,458	-	8,458
Net loss	-	-	-	-	-	-	-	-	-	-	-	(16,487)	(16,487)
Balance as of December 31, 2021	251	$-	1,443	$-	500,756	$-	-	$-	$14,530,126	$1	$82,677	$(73,690)	$8,988
Issuance of common stock and warrants, net of fees	-	-	-	-	-	-	-	-	1,250,000	-	855	-	855
Issuance of common stock warrants in connection with SLOC	-	-	-	-	-	-	-	-	-	-	223	-	223
Issuance of Series D preferred stock and warrants, net of fees	-	-	-	-	-	-	1,058	-	-	-	1,039	-	1,039
Issuance of common stock/At-the-market offering, net of offering costs	-	-	-	-	-	-	-	-	3,368,146	-	1,249	-	1,249
Issuance of common stock warrants in connection with consideration payable	-	-	-	-	-	-	-	-	-	-	86	-	86
Stock-based compensation	-	-	-	-	-	-	-	-	1,095,237	1	2,404	-	2,405
Net loss	-	-	-	-	-	-	-	-	-	-	-	(14,315)	(14,315)
Balance as of December 31, 2022	251	$-	1,443	$-	500,756	$-	1,058	$-	20,243,509	$2	$88,533	$(88,005)	$530

The accompanying notes are an integral part of these consolidated financial statements.

CROWN ELECTROKINETICS, CORP.

Consolidated Statements of Cash Flows

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

(in thousands, except share and per share amounts)

	Year Ended December 31, 2022	Nine Months Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(14,315)	$(16,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,405	8,458
Issuance of common stock to consultants	-	244
Depreciation and amortization	503	225
Loss on extinguishment of debt	-	(7)
Gain on forgiveness of PPP loan	-	(431)
Change in fair value of warrant liability	(1,023)	-
Change in fair value of notes	149	-
Loss on disposal of equipment	52	-
Amortization of deferred debt issuance costs	73	-
Amortization of right of use assets	494	-
Changes in operating assets and liabilities:
Prepaid and other assets	182	(500)
Accounts payable	413	(126)
Accrued expenses	323	87
Lease liability	(396)	-
Net cash used in operating activities	(11,140)	(8,537)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(751)	(552)
Purchase of patents	(61)	(264)
Net cash used in investing activities	(812)	(816)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock and warrants, net of fees	855	-
Proceeds from the issuance of common stock / At-the-market offering	1,295	-
Offering costs for the issuance of common stock / At-the-market offering	(46)	-
Proceeds from issuance of senior secured convertible notes and common stock warrants	3,500	-
Proceeds from issuance of Series D preferred stock and warrants, net of fees	1,039	-
Proceeds from exercise of stock options	-	186
Net cash provided by financing activities	6,643	186

Net decrease in cash	(5,309)	(9,167)
Cash — beginning of year	6,130	15,297
Cash — end of year	$821	$6,130

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock warrants in connection with SLOC	$223	$-
Issuance of common stock warrants in connection with consideration payable	$86	$-
Unpaid equipment included in accounts payable	$94	$206
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$7	$6

The accompanying notes are an integral part of these consolidated financial statements.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

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

On December 20, 2022, the Company incorporated Crown Fiber Optics Corp., a Delaware based entity, to own and operate its acquired business from the acquisition of Amerigen 7 in the January 2023 (See Note 14). Crown Fiber Optics Corp. will be accounted for as a wholly- owned subsidiary of Crown Electrokinetics, Corp.

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

All of the Company’s share and per share amounts of common stock included in this Form 10-K for the nine months ended December 31, 2021 and as of December 31, 2021 have been retroactively adjusted to reflect the reverse stock split.

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

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

In connection with the Company’s public offering, the Company issued a warrant to the underwriters to purchase 62,500 shares of its common stock. The warrant may be exercised beginning on the date that is 180 days after July 22, 2022 until July 19, 2027. The exercise price of the warrant is $0.80 per share.

Common stock

On December 22, 2022, the Company’s Board of Directors approved increasing the Company’s authorized shares of common stock from 200,000,000 to 800,000,000 shares.

Series E Preferred Stock

On February 1, 2023, the Company’s Board of Directors authorized 77,000 shares of Series E preferred stock with a par value of $0.0001 per share. Each share of Series E Preferred Stock is convertible into 1,000 shares of the Company’s common stock at the option of the holders (See Note 14).

Change in Fiscal Year

On November 10, 2021, the Board of Directors of the Company approved a change in its fiscal year end from March 31st to December 31st. As a result, the Company’s results of operations, cash flows, and all transactions impacting shareholders equity presented in this Annual Report on Form 10-K are for the calendar year ended December 31, 2022 and the nine months ended December 31, 2021. As such, the Company’s calendar year end 2021, refers to the period from April 1, 2021, to December 31, 2021.

Note 2 – Liquidity, Financial Condition, and Going Concern

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $88.0 million and negative working capital of approximately $3.3 million at December 31, 2022, a net loss of approximately $14.3 million, approximately $11.1 million of net cash used in operating activities, and $0.8 million of net cash used in investing activities for the year ended December 31, 2022. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

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

The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations including through it’s existing At-The-Market, $10 million Standing Letter of Credit, and $100 million Line of Credit facilities; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements.

Standby Letter of Credit

On March 23rd, 2022, the Company entered into an Irrevocable $10 million Standby Letter of Credit (“SLOC”). The SLOC accrues interest at a rate of 12% per annum and matures 2 years from the issuance date of the SLOC. Interest is payable quarterly. In connection with the SLOC, the Company will issue 50,000 shares of its restricted common stock with each cash draw of $1.0 million. Drawdowns are capped at a maximum of $5 million in the first six months. The Company did not drawdown any SLOC funds during the year ended December 31, 2022, and intends to drawdown on the available funds only as necessary in 2023.

Series D Preferred Stock

The Company settled $1.0 million of shares liability, by issuing 1,058 shares of Series D preferred stock in July 2022 (See Note 10).

Senior Convertible Notes and Warrants

On October 19, 2022, the Company issued senior secured convertible notes (the “Notes”) with a principal balance of approximately $5.4 million, and warrants to purchase 21,749,402 shares of the Company’s common stock for net proceeds of $3.5 million (See Note 9).

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

At-the-Market Offerings

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

As of December 31, 2022, the Company has received net proceeds on sales of 3,368,146 shares of common stock under the Sales Agreement of approximately $1.25 million (after deducting $0.05 million in commissions and expenses) at a weighted average price of $0.385 per share.

2023 Line of Credit

On February 2, 2023, the Company entered into a line of credit (the “Line of Credit”) securing a line of credit up to $100.0 million. The Line of Credit will be used to fund expenses related to the fulfillment of contracts with customers of the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation. The Line of Credit expires February 2, 2024, unless the Line of Credit is extended for one or two additional years in accordance with its terms. On February 2, 2023, the Company withdrew $2.0 million under the Line of Credit.

Although it is difficult to predict the Company’s liquidity requirements as of December 31, 2022, based upon the Company’s current operating plan, cash on hand, the proceeds from the issuance of its senior secured convertible notes payable and warrants, and its SLOC and Letter of Credit funding, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these financial statements.

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

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

Note 3 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include all adjustments necessary for the fair presentation of its balance sheet, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly or majority owned and controlled subsidiaries. Consolidated subsidiaries results are included from the date the subsidiary was formed or acquired. Intercompany investments, balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of its senior secured convertible notes and warrants, and equity based awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021.

Concentrations of Credit Risk and Off-balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions, and amounts may exceed the standard federally insured limits totaling $250,000. The Company believes it is not exposed to significant credit risk due to the the adoption of new banking products that provide additional federal insurance with coverage up to $125 million per entity in the depository institutions in which the cash and cash equivalents are held. The Company has no financial instruments with off-balance sheet risk of loss as of December 31, 2022 and 2021.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years.

Definite-lived Intangible Assets

Intangible assets with finite lives are comprised of patents and licenses for developed technology, which are amortized on a straight-line basis over their expected useful lives, which is their contractual term or estimated useful life. Patents consist of filing and legal fees incurred, which are initially recorded at cost.

Impairment of Long-lived Assets and Definite-lived intangibles

The Company reviews long-lived assets (including property and equipment, lease related ROU Assets, and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by first grouping the long-lived assets at the lowest level for which there are identifiable cash flows, and then comparing the carrying value of each asset group to its forecasted undiscounted cash flows. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, an impairment test of the asset group is performed. Impairment is recognized if the carrying amount of the asset group exceeds its fair value. The Company performed a test for recoverability at December 31, 2022 and concluded that the carrying value of its long-lived assets was recoverable.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

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

Convertible Notes

In accordance with Accounting Standards Codification 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option for recognition of its Notes. In accordance with ASC 825, the Company recognizes these Notes at fair value with changes in fair value recognized in the statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative expense. The convertible notes issued during the year ended December 31, 2022 are non-interest bearing.

Warrant Liability

The Company accounted for certain common stock warrants outstanding as a liability at fair value and adjusted the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrants issued by the Company have been estimated using the Monte Carlo simulation.

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

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

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

Expected Volatility - The Company uses a blended volatility that includes its common stock trading history and supplements the remaining historical information with the trading history from the common stock of a set of comparable publicly traded companies.

Risk-Free Interest Rate – The Company bases the risk-free interest rate on the implied yield available on U. S. Treasury zero-coupon issues with an equivalent remaining term.

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

ASC Topic 740, Income Taxes, (“ASC 740”), also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

In its consolidated financial statements, the Company utilizes an expected annual effective tax rate in determining its income tax provisions for the interim periods. That rate differs from U.S. statutory rates primarily as a result of valuation allowance related to the Company’s net operating loss carryforward as a result of the historical losses of the Company.

Leases

The Company accounts for its leases under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

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

Under the guidance of ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, the Company concluded the warrants should be recorded as a deferred asset. At issuance and as of December 31, 2022, since no loan amounts were drawn down, the SLOC warrant is recorded as a deferred asset at fair value and will be amortized over the life of the SLOC. Upon a draw down, the remaining balance of the deferred asset would be reclassified to debt discount and amortized under the effective interest method over the one-year term of the loan (See Note 11).

Purchase Order Warrants

The Company accounts for its warrants issued in connection with purchase orders in accordance with ASC 606, Revenue Recognition. With respect to the warrant, the Company accounts for it as consideration payable to a customer under ASC 606, as it relates to the future purchase of the Company’s Smart Window Inserts™. Pursuant to ASC 718 Compensation - Stock Compensation (“ASC 718”), the Company measured the fair value of the warrant using the Black-Scholes valuation model on the issuance date, with the value being recognized as a prepaid asset up to the recoverable value represented by the value of the contract (See Note 11).

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

Basic net loss per share of common stock and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Year Ended December 31, 2022	Nine Months Ended December 31, 2021
Numerator
Net loss	$(14,315)	$(16,487)
Cumulative dividends on Series D preferred stock	(55)	-
Numerator for basic and diluted net loss per share	$(14,370)	$(16,487)

Denominator
Weighted-average common shares outstanding	17,552,451	15,669,636
Less: weighted-average shares subject to repurchase	(116,278)	(1,073,617)
Denominator for basic and diluted net loss per share	17,436,173	14,596,019
Shares used to compute pro forma net loss per share, basic and diluted
Net loss per share:
Basic and diluted	$(0.82)	$(1.13)

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
	(Unaudited)
Series A preferred stock	188,311	188,311
Series B preferred stock	2,019,038	2,019,038
Series C preferred stock	560,757	560,757
Series D preferred stock	814,102	-
Warrants to purchase common stock (excluding penny warrants)	27,661,181	4,525,177
Options to purchase common stock	9,513,624	11,135,432
Unvested restricted stock units	628,780	1,939,683
	41,385,793	20,368,398

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for non-public entities for fiscal years beginning after December 15, 2022 and interim periods beginning after December 15, 2023. The Company adopted ASC 842 as of January 1, 2022 using the optional transition method to apply the standard as of the effective date. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of the new standard to all comparative periods presented. Adoption of the new lease standard on January 1, 2022 had a material impact on the Company’s consolidated financial statements. The most significant impacts related to the recognition of ROU assets of $1.8 million and lease liabilities of $1.8 million for operating leases on the consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The standard did not materially impact the Company’s consolidated statement of operations and consolidated statement of cash flows.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. On January 1, 2022, the adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. On January 1, 2022, the adoption of ASU 2021-04 did not have a material impact on the Company’s consolidated financial statements or disclosures.

Note 4 – Prepaid and Other Current Assets

Prepaid and other current assets as of December 31, 2022 and 2021 consist of the following:

	December 31, 2022	December 31, 2021
License fees	$300	$-
General liability insurance	142	397
Legal and professional fees	-	71
Rent	-	86
Hudson warrant *	85	-
Other	63	133
	$590	$687

*	Fair value of warrant issued to Hudson Pacific Properties, L.P. (See Note 11)

Note 5 – Fair Value Measurements

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2022:

	Fair value measured at December 31, 2022
	Total carrying value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Convertible notes	$1,654	$-	$-	$1,654
Warrant liability	$972	$-	$-	$972

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

For the year ended December 31, 2022 there was a change of approximately $0.9 million in Level 3 liabilities measured at fair value. There were no Level 3 liabilities measured at fair value for the nine months ended December 31, 3021.

The fair value of the convertible notes may change significantly as additional data is obtained, impacting the Company’s assumptions used to estimate the fair value of the liabilities. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2022. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

	Convertible Notes	Warrant Liability
Balance at December 31, 2021	$-	$-
Issuance of convertible notes and warrants	1,505	1,995
Change in fair value	149	(1,023)
Balance at December 31, 2022	$1,654	$972

Convertible Notes

During the year ended December 31, 2022, the Company issued its Notes. The fair value of the Notes on the issuance dates and as of December 31, 2022 were estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the common stock price, volatility, and risk-free interest rates. Significant changes in these inputs may result in significantly lower or higher fair value measurement. The Company elected the fair value option when recording its Notes (See Note 3) and the Notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the consolidated financial statements.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring the Notes upon the issuance date and as of December 31, 2022 is as follows:

	October 19, 2022	December 31, 2022
Dividend yield	0%	0%
Expected price volatility	48.4%	48.7%
Risk free interest rate	4.60%	4.74%
Expected term (in years)	1.0	0.8

Warrants

During the year ended December 31, 2022, in connection with its convertible notes, the Company issued 21,759,402 warrants to purchase shares of the Company’s common stock. The warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the consolidated financial statements.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants on issuance date and as of December 31, 2022 is as follows:

	October 19, 2022	December 31, 2022
Dividend yield	0%	0%
Expected price volatility	53.4%	53.9%
Risk free interest rate	4.35%	4.01%
Expected term (in years)	5.0	4.8

Significant changes in the expected price volatility and expected term would result in significantly lower or higher fair value measurement of the warrants, respectively.

Note 6 – Property & Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,	December 31,
	2022	2021

Equipment	$1,457	$1,013
Computers	52	37
Leasehold improvements	362	28
Total	1,871	1,078
Less accumulated depreciation and amortization	(462)	(183)
Property and equipment, net	$1,409	$895

During the year ended December 31, 2022, depreciation expense was approximately $0.3 million, and the Company recognized a $0.05 million loss on disposal of equipment. For the nine months ended December 31, 2021, depreciation expense was approximately $0.1 million.

Note 7 – Intangible Assets, Net

IBM Patents

On July 23, 2021, the Company entered into a Patent Assignment Agreement with International Business Machines Corporation (“IBM”) to acquire an ownership interest in assigned patents. As consideration for the patents, the Company paid $264,000 (including legal fees of approximately $38,000).

Intellectual Property

On January 31, 2016, the Company, entered into an IP agreement with HP to acquire a research license to determine the feasibility of incorporating HP’s electro-kinetic display technology in the Company’s products. Under the terms of the agreement, the license is to be used for research purposes only.

Under the guidance of ASC 350, Intangibles - Goodwill and Other Intangibles, the Company recorded the research license at the cost to acquire the license. The Company has paid $375,000 for the transfer of the technology. The research license will be amortized over a 10-year useful life.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

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

Intangible assets, net, consists of the following (in thousands):

	December 31,	December 31,
	2022	2021

Patents	$1,800	$1,739
Research license	375	375
Total	2,175	2,114
Accumulated amortization	(577)	(353)
Intangible assets, net	$1,598	$1,761

The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of December 31, 2022 (in thousands):

Estimated Amortization Expense

Year ended December 31, 2023	$220
Year ended December 31, 2024	221
Year ended December 31, 2025	220
Year ended December 31, 2026	183
Year ended December 31, 2027 and thereafter	754
Total	$1,598

For the year ended December 31, 2022, and the nine months ended December 31, 2021, amortization expense was approximately $0.2 million and $0.15 million, respectively.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

Note 8 – Accrued Expenses

As of December 31, 2022 and 2021, the Company’s accrued expenses consisted of the following (in thousands):

	December 31, 2022	December 31, 2021

General liability insurance	$104	$234
Rent	-	57
Bonus	510	-
Other expenses	7	7
Total	$621	$298

Note 9 – Notes Payable

Senior Secured Convertible Notes

On October 19, 2022, the Company issued its Notes with a principal balance of approximately $5.4 million, and warrants to purchase 21,749,402 shares of the Company’s common stock for net proceeds of $3.5 million. The Notes were issued with a conversion price at a 54% premium to the most recent closing price, an original issue discount of 35%, do not bear interest, and mature upon the earlier of twelve months from the date of issuance or the closing of a change of control transaction (as defined in the Notes). The Notes are convertible into shares of the Company’s common stock at a conversion price of $0.49 per share, subject to adjustment under certain circumstances described in the Notes. The Notes are secured by all of the Company’s assets (subject to exceptions for certain strategic transactions).

The warrants have an exercise price of $0.32 per share and expire five years from the issuance date (subject to adjustment under certain circumstances described in the warrants).

As of December 31, 2022, the fair value of the Notes was approximately $1.7 million. During the year ended December 31, 2022, the Company recorded a change in fair value of the Notes totaling $0.15 million.

There were no convertible notes outstanding as of December 31, 2021.

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

On June 17, 2020, the Company received an Economic Injury Disaster Loan totaling $8,000 from the U.S. Small Business Administration. As of December 31, 2022 and 2021, this loan is outstanding.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

Note 10 – Stockholders’ Deficit

Preferred Stock

As of December 31, 2022 and 2021, there were 50,000,000 authorized shares of the Company’s preferred stock, par value $0.0001.

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

During the fiscal year ended March 31, 2021, the Company issued 251 shares of its Series A preferred stock in connection with the conversion of its convertible notes, and as of December 31, 2022 and 2021, 251 shares of Series A preferred stock are outstanding.

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

During the fiscal year ended March 31, 2021, the Company issued 1,443 shares of its Series B preferred stock in connection with the conversion of its convertible notes, and as of December 31, 2022 and 2021, 1,443 shares of Series B preferred stock are outstanding.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

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

During the fiscal year ended March 31, 2021, the Company issued 500,756 shares of its Series C preferred stock in connection with the conversion of its convertible notes, and as of December 31, 2022 and 2021, 500,756 shares of Series C preferred stock are outstanding.

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

In July 2022, the Company issued 1,058 shares of Series D preferred stock for approximately $1.1 million, which was included on the consolidated balance sheet in shares liability as of June 30, 2022, as the proceeds were received by the Company in June 2022, prior to issuance of the shares. As of December 31, 2022, 1,058 shares of Series D preferred stock are issued and outstanding.

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

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

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

The RRA called for the Company to file a registration statement by August 25, 2022 and declare it effective within 90 days of July 26, 2022. The Company filed its registration statement on November 17, 2022, and the holders of the Series D preferred stock waived the related registration rights penalty of approximately $2,400.

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

ATM Offering

As of December 31, 2022, the Company has received net proceeds on sales of 3,368,146 shares of common stock under its ATM Offering (See Note 2) of approximately $1.25 million (after deducting $0.05 million in commissions and expenses) at a weighted average price of $0.385 per share.

Stock Issued for Services

During the year ended December 31, 2021, the Company issued 64,261 shares of its common stock with a fair value of approximately $0.2 million in exchange for consulting services.

Stock Options

During the nine months ended December 31, 2021, the Company issued 409,385 shares of its common stock in connection with the exercise of stock options and received proceeds of approximately $0.2 million.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

Note 11 – Stock-Based Compensation, Restricted Stock and Stock Options

On December 22, 2022, the Company adopted its 2022 Long-Term Incentive Plan (the “2022 Plan”). Under the 2022 Plan, there are 4,200,000 shares of the Company’s common stock available for issuance and the 2022 Plan has a termination date of October 31, 2032.

The available shares in the 2022 Plan will automatically increase on the first trading day in January of each calendar year during the term of 2022 Plan, commencing with January 2023, by such number of shares of common stock as are necessary so that the total number of shares reserved for issuance under the 2022 Plan shall be equal to 19.9% of the total number of outstanding shares of common stock, determined on a fully diluted basis as of the applicable trading date (the “Stipulated Percentage”); (b) our Board of Directors may act prior to January 1st of a given calendar year to provide that (i) there will be no such automatic annual increase in the number of shares reserved for issuance under the 2022 Plan or (ii) the increase in the number of shares for such calendar year will be a lesser number of shares than necessary to maintain the Stipulated Percentage of shares reserved for issuance under the 2022 Plan; and (c) unless an increase in shares reserved for issuance under the 2022 Plan in excess of the Initial Share Limit has been approved by our shareholders, the maximum number of shares of common stock that may be delivered pursuant to incentive stock options shall not exceed the Initial Share Limit or, if greater, the number of shares of common stock subsequently approved by the requisite vote of our shareholders entitled to vote thereon.

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

Stock-based compensation:

The Company recognized total expenses for stock-based compensation during the year ended December 31, 2022 and the nine months ended December 31, 2021, which are included in the accompanying statements of operations, as follows (in thousands):

	Year Ended December 31,	Nine Months Ended December 31,
	2022	2021

Research and development expenses	$508	$384
Selling, general and administrative expenses	1,897	8,318
Total stock-based compensation	$2,405	$8,702

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

Restricted stock units:

A summary of the Company’s restricted stock activity during the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	1,939,683	$3.40
Granted	676,350	$1.37
Vested	(892,016)	$2.09
Issued	(1,095,237)	$4.50
Unvested at December 31, 2022	628,780	$2.30

During the year ended December 31, 2022, the Company granted 676,350 restricted stock units (“RSUs”) to employees and members of its board of directors with a fair value of approximately $0.9 million. Included in the RSUs granted during 2022, 33,332 RSUs were exchanged for 33,332 cancelled stock options. The cancellation of the stock options and the issuance of the RSUs was accounted for as a modification of the equity awards, and during the year ended December 31, 2022, the Company recognized incremental stock-based compensation of $0.1 million.

During the year ended December 31, 2022, the Company accelerated the vesting of 423,779 RSUs. The accelerated vesting was accounted for as a modification of the equity awards, and during the year ended December 31, 2022 the Company reversed $0.4 million of stock-based compensation related to the incremental fair value of the awards.

During the nine months ended December 31, 2021, the Company granted 800,000 restricted stock units with a fair value of approximately $4.1 million, in exchange for 800,000 restricted stock awards issued to an officer of the Company and a consultant. The fair value and vesting terms of the restricted stock units are identical to the terms of the restricted stock awards, and therefore, no incremental stock-based compensation has been recognized during the nine months ended December 31, 2021.

During the nine months ended December 31, 2021, the Company granted 400,000 restricted stock units with a fair value of approximately $1.6 million to its Chief Financial Officer.

During the year ended December 31, 2022, the Company recognized stock-based compensation of approximately $1.6 million, related to restricted stock. As of December 31, 2022, unrecognized stock-based compensation totaled approximately $0.3 million, which is expected to be recognized over a weighted-average period of one year.

Restricted stock awards:

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

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

During the year ended December 31, 2022, the Company granted 832,500 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors, employees and consultants. The options have a fair value of approximately $0.3 million. During the nine months ended December 31, 2021, the Company granted 1,442,204 stock options with a fair value of approximately $5.1 million. The following was used in determining the fair value of stock options granted during the year ended December 31, 2022 and the nine months ended December 31, 2021.

	Year Ended December 31,	Nine Months Ended December 31,
	2022	2021
Dividend yield	0%	0%
Expected price volatility	88.8% - 91.7%	50% - 103%
Risk free interest rate	3.96% - 3.25%	0.35% - 1.33%
Expected term	5.0 - 7.0 years	3-7 years

A summary of activity under the 2016 and 2020 Plans for the year ended December 31, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	11,135,432	$2.85	7.6	$13,031
Granted	832,500	$0.40	-
Canceled	(977,638)	$3.20	-
Forfeited	(1,476,670)	$2.60	-
Outstanding at December 31, 2022	9,513,624	$2.64	6.5	$26,188

Exercisable at December 31, 2022	8,579,370	$2.80	6.3	$26,188

During the year ended December 31, 2022, the Company cancelled 977,638 stock options with a weighted average exercise price of $3.20 per share. Of these stock option cancellations, 33,332 were related to an exchange for restricted stock units (see restricted stock units above) and 944,306 stock options were canceled in connection with employee departures.

During the year ended December 31, 2022 the Company modified the expiration dates of 789,527 vested stock options related to terminated employees. The modification of the equity awards modified the expiration date based on the options original terms. During the year ended December 31, 2022, the Company recognized incremental stock-based compensation of $0.6 million.

During the nine months ended December 31, 2021, the Company granted 1,318,147 options to purchase shares of its common stock with a fair value of approximately $2.4 million to the Company’s Board of Directors, executives and employees. The options vest over a period of one month - 2 years.

During the nine months ended December 31, 2021, the Company granted 124,057 options to purchase shares of its common stock with a fair value of approximately $0.2 million for consulting services.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

During the year ended December 31, 2022, the Company recognized stock-based compensation of approximately $0.8 million, related to stock options. As of December 31, 2022, unrecognized stock-based compensation totaled approximately $0.3 million, which is expected to be recognized over a weighted-average period of four months.

Warrants:

A summary of the Company’s warrant (excluding penny warrants) activity during the years ended December 31, 2022 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,525,177	$2.65	4.0	$7,088
Issued	23,136,004	$0.38
Outstanding and Exercisable at December 31, 2022	27,661,181	$0.75	4.5	$-

2022 Liability Classified Warrants

October 2022 Financing

On October 19, 2022, the Company issued 21,759,402 warrants in connection with the issuance of its Notes (See Note 5 and Note 9). The warrants have an exercise price of $0.32 per share and expire five years from the issuance date.

2022 Equity Classified Warrants

Hudson Pacific Properties, L.P.

On August 12, 2022, the Company entered into two Purchase Orders (PO’s) with Hudson Pacific Properties, L.P. (“Hudson”) for the purchase of the Company’s Smart Window Inserts™ (“Inserts”). Hudson is a unique provider of end-to-end real estate solutions for tech and media tenants. The PO’s have a value of $85,450 and represent the first orders the Company has received prior to the launch of its Inserts. Delivery and installation are expected to begin in Q2 2023.

On August 12, 2022, as additional consideration for the PO’s, the Company issued a warrant to Hudson to purchase 300,000 shares of the Company’s common stock at $0.75 per share. The warrant has a five-year life and expires on August 12, 2027.

Because Hudson is a customer, the Company accounts for the PO’s and warrants under Accounting Standards Codification (“ASC”) 606 Revenue Recognition (“ASC 606”). As the performance obligations have not yet been satisfied, the Company has not recognized any revenue during the year ended December 31, 2022.

The Company accounts for the equity-classified warrant as consideration payable to a customer under ASC 606, as it relates to the future purchase of the Inserts. Pursuant to ASC 718 Compensation - Stock Compensation (“ASC 718”), the Company measured the fair value of the warrant using the Black-Scholes valuation model on the issuance date, with the value being recognized as a prepaid asset up to the recoverable value represented by the value of the contract. The fair value of the warrant on the issuance date totaled $161,700, and as of December 31, 2022, the Company recorded a prepaid asset of $85,450, representing the recoverable value from the PO’s, which is included in prepaid and other current assets on the accompanying consolidated balance sheet.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

SLOC

In connection with the SLOC, the Company issued a warrant for 200,000 shares of common stock with an exercise price of $2.00, and a total fair value of approximately $223,000. This amount is included in the accompanying consolidated balance sheet as deferred debt issuance costs. During the year ended December 31, 2022 the Company amortized approximately $73,000 of the warrants fair value, which is included in other expense on the accompanying consolidated statement of operations. As of December 31, 2022, deferred debt issuance costs totaled $150,000.

2021 Equity Classified Warrants

During the nine months ended December 31, 2021, the Company issued 775,724 common stock warrants in exchange for consulting and advisory services. The warrants have a fair value of approximately $1.3 million which is recorded as stock-based compensation in the accompanying statement of operations for the nine months ended December 31, 2021.

The Company estimated the fair value of its equity classified warrants using the Black-Scholes pricing model during the year ended December 31, 2022 and the nine months ended December 31, 2021 as follows:

	Year Ended December 31, 2022	Nine Months Ended December 31, 2021
Dividend yield	0%	0%
Expected price volatility	87.3%-103.0%	50%-103%
Risk free interest rate	2.2%-3.0%	0.81%-1.2%
Expected term (years)	5.0	5.0

Note 12 – Income Taxes

During the years ended December 31, 2022 and the nine months ended December 31, 2021, the Company did not record a provision for income taxes due to the recognition of a full valuation allowance.

As of December 31, 2022, the Company has net operating loss carryforwards of approximately $34.2 million and $24.2 million available to reduce future taxable income, for federal and state income tax purposes, respectively. Under the Tax Cuts and Jobs Act, the Federal NOLs of approximately $34.2 million incurred during the years ended after December 31, 2017 can be carried forward indefinitely, but are limited in utilization to 80% of taxable income each year. Approximately $26,000 of the federal NOL will expire in 2037. The state net operating loss carryforwards will begin to expire in 2037.

Under the Internal Revenue Code (“IRC”) Section 382, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2022. The Company has no income tax effect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

The federal and state tax returns beginning with the year ended December 31, 2019 are currently open for examination under the applicable federal and state income tax statutes of limitations.

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Net operating loss carryforwards	$8,438	$7,229
Equity based compensation	923	986
Amortization	25	6
Lease liability	409	-
Capitalized research costs	707	-
Accruals and other temporary differences	78	2
Gross Deferred Tax Assets	10,580	8,223
Depreciation	(46)	(46)
Right of use asset	(388)	-
Accruals and other temporary differences	-	-
Less Valuation Allowance	(10,146)	(8,177)
Net Deferred Taxes	$-	$-

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	Year ended	Nine months ended
	December 31,	December 31,
	2022	2021
Tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.1%	-%
Permanent items	(0.2)%	0.6%
Stock-based compensation	(4.0)%	(6.3)%
Change in fair value of warrant liability	1.5%	-%
Deferred tax true-up / return to provision	(4.6)%	8.7%
Tax reform rate change	-%	(0.8)%
Change in valuation allowance	(13.8)%	(23.2)%
Income taxes provision (benefit)	-%	-%

As of December 31, 2022 and 2021, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the years ended December 31, 2022 and 2021.

The Company has not been under tax examination in any jurisdiction for the years ended December 31, 2022 and 2021.

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

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

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

On January 20, 2023, the Company entered into the ninth amendment to its lease with Oregon State University which reduces the amount of cubicle space from 768 square feet to 288 square feet. Effective January 20, 2023 the quarterly operating expense will be $41,323 covering all utility and facility tooling costs.

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

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

As of December 31, 2022, the Company had operating lease liabilities of approximately $1.9 million and right-of-use assets of approximately $1.8 million, which are included in the consolidated balance sheet.

The components of lease expense were as follows (in thousands):

Year Ended December 31, 2022
Operating leases:
Operating lease cost	$760
Variable lease cost	50
Operating lease expense	$810

Supplemental cash flow information related to leases were as follows:

Year Ended December 31, 2022
Operating cash flows - operating leases	$719
Right-of-use assets obtained in exchange for operating lease liabilities	$2,336
Weighted-average remaining lease term – operating leases (in years)	3.3
Weighted-average discount rate – operating leases	12.0%

As of December 31, 2022, future minimum payments are as follows (in thousands):

Operating Leases
Year ended December 31, 2023	$776
Year ended December 31, 2024	678
Year ended December 31, 2025	475
Year ended December 31, 2026	390
Year ended December 31, 2027	58
Total	2,377
Less present value discount	(437)
Operating lease liabilities	$1,940

During the year ended December 31, 2022 the Company recognized rent expense of approximately $0.8 million, and during the nine months ended December 31, 2021 the Company recognized rent expense of approximately $0.2 million.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

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

Note 14 – Subsequent Events

The Company has evaluated all subsequent events through the date of filing, March 31, 2023, of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2022, and events which occurred after December 31, 2022, but which were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

Business Combination

On January 3, 2023, the Company acquired certain assets related to the construction of 5G fiber optics infrastructure and distributed antenna systems from Amerigen 7 LLC (the “Asset Acquisition”), for cash consideration of approximately $0.65 million. The Asset Acquisition included approximately 12 employees, customer contracts, and certain operating liabilities. The Asset Acquisition will be accounted for as a business combination in accordance with Accounting Standards Codification 805, Business Combinations. The initial purchase price may be adjusted as needed per the terms of the arrangement agreement. The allocation of purchase price, including any fair value the assets acquired and liabilities assumed as of the acquisition date has not been completed.

Notes Payable

On January 19, 2023, the Company entered into a warrant inducement agreement with certain holders of the Notes, and issued 6.4 million warrants, with a fair value of $2.05 million, to purchase shares of the Company’s common stock.

On February 28, 2023, the Company entered into waiver agreements with the investors of the Notes issued in October 2022, which extended the maturity date of the Notes from October 18, 2023 until April 18, 2024. In connection with the waiver agreements, the Company issued 5,813,414 warrants to purchase shares of the Company’s common stock, which are exercisable at $0.32 per share and expire five years from the issuance date.

On January 3, 2023, the Company issued senior secured notes (the “2023 Notes”) with a principal balance of approximately $1.2 million and warrants to purchase 2,500,000 shares of the Company’s common stock for net proceeds of $0.8 million. The 2023 Notes were issued with an original issue discount of 20%, do not bear interest, and mature three months from the date of issuance (unless extended pursuant to the terms of the 2023 Notes). The warrants are exercisable for five years at an exercise price of $0.322, subject to adjustment under certain circumstances described in the warrants.

2023 Line of Credit

On February 2, 2023, the Company entered into a line of credit (the “Line of Credit”) securing a line of credit up to $100.0 million. The Line of Credit will be used to fund expenses related to the fulfillment of contracts with customers of the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation (See Note 1). The Line of Credit expires February 2, 2024, unless the Line of Credit is extended for one or two additional years in accordance with its terms. On February 2, 2023, the Company withdrew $2.0 million under the Line of Credit.

CROWN ELECTROKINETICS, CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

Upon drawing down on the Line of Credit, the Company will issue a Secured Promissory Note (“the Promissory Note”) which is due and payable 60 days from the issuance date. The Promissory Note is non-interest bearing and secured by the Company’s assets. The Promissory Note issued with the initial $2.0 million draw down is convertible into shares of the Company’s common stock, at a conversion price per share of $0.50 per share, subject to adjustment under certain circumstances described in the Promissory Note. Promissory Notes evidencing future withdrawals, if any, will be convertible into common stock only upon the declaration of an event of default under such Promissory Note.

As consideration for entering into the Line of Credit, the Company issued 5,000 shares of Series E preferred stock, and issued a warrant to purchase 45,000 shares of the Company’s Series E preferred stock. Additionally, 5,000 shares of Series E preferred stock will be issued on the first and second anniversary of the effective date of the Line of Credit. However, if the Company does not elect to extend the Line of Credit for an additional one or two years, the additional 5,000 shares of Series E preferred stock will be issued immediately.

The warrant to purchase 45,000 shares of the Company’s Series E preferred stock is exercisable for five years at an exercise price of the greater of $0.50 per share multiplied by 1,000, and subject to adjustment under certain circumstances described in the warrant.

Common Stock

Subsequent to December 31, 2022, in connection with its ATM Offering, the Company received net proceeds on sales of 12,700,100 shares of its common stock of approximately $2.11 million (after deducting $0.09 million in commissions and expenses) at a weighted average price of $0.189 per share.

Subsequent to December 31, 2022, the Company issued 6,405,844 shares of its common stock in connection with the exercise of 6,405,844 warrants, receiving net proceeds of approximately $2.06 million at a weighted average price of $0.32 per share.

Preferred Stock

Subsequent to December 31, 2022, the Company filed the first amendment to its Series D preferred stock, which modifies the conversion price of the Series D preferred stock from $1.30 to $0.50 per share.

On February 1, 2023, the Company’s Board of Directors authorized 77,000 shares of Series E preferred stock with a par value of $0.0001 per share, in connection with its 2023 Line of Credit. Each share of Series E Preferred Stock is convertible into 1,000 shares of the Company’s common stock at the option of the holders. The holders of the Series E preferred stock shall receive dividends on an as converted basis together with the holders of the Company’ common stock. The Series E preferred stock has no voting rights and does not have a preference upon any liquidation, dissolution or winding-up of the Company.

Holders of Series E preferred stock are prohibited from converting shares of Series E preferred stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be initially set at 4.99% and thereafter adjusted by the holder to a number between 4.99% and 9.99%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. In addition, in the event a conversion of Series E preferred stock would result in the holder owning more than 19.99% of the Company’s outstanding shares of common stock, the number of shares of common stock that may be issued upon such conversion of Series E preferred stock, shall be limited to 19.99% of the Company’s outstanding shares of common stock on that date, unless stockholder approval is obtained by the Company to issue a number of shares of common stock exceeding the limit.

Common Stock

On December 22, 2022, the Company’s stockholders approved a reverse stock split of its common stock at a ratio of not more than 1-for-15, such ratio to be determined by the Company’s Board of Directors on or prior to December 22, 2023.