Form 10-Q
period 2023-03-31
Crown Electrokinetics Corp.
filed 2023-05-22
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of common stock, $0.0001 par value per share, outstanding as of May 22, 2023 was 50,713,135.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$2,138	$821
Prepaid and other current assets	723	590
Total current assets	2,861	1,411
Property and equipment, net	2,528	1,409
Intangible assets, net	1,744	1,598
Right of use asset	1,709	1,842
Goodwill	652	-
Deferred debt issuance costs	8,261	150
Other assets	213	180
TOTAL ASSETS	$17,968	$6,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,146	$865
Accrued expenses	230	621
Lease liability - current portion	598	574
Warrant liability	2,332	972
Notes payable at fair value	3,191	1,654
Notes payable	1,519	8
Total current liabilities	9,016	4,694
Lease liability - non-current portion	1,208	1,366
Total liabilities	10,224	6,060

Commitments and Contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Series A preferred stock, par value $0.0001; 300 shares authorized, 251 shares outstanding as of March 31, 2023 and December 31, 2022; liquidation preference $255 and $251 as of March 31, 2023 and December 31, 2022, respectively	-	-
Series B preferred stock, par value $0.0001; 1,500 shares authorized, 1,443 shares outstanding as of March 31, 2023 and December 31, 2022; liquidation preference $1,464 and $1,143 as of March 31, 2023 and December 31, 2022, respectively	-	-
Series C preferred stock, par value $0.0001; 600,000 shares authorized, 500,756 shares outstanding as of March 31, 2023 and December 31, 2022; liquidation preference $501 as of March 31, 2023 and December 31, 2022	-	-
Series D preferred stock, par value $0.0001; 7,000 shares authorized, 1,058 shares issued and outstanding as of March 31, 2023 and December 31, 2022; liquidation preference $1,145 and $1,113 as of March 31, 2023 and December 31, 2022, respectively	-	-
Series E preferred stock, par value $0.0001; 77,000 shares authorized, 5,000 shares outstanding as of March 31, 2023 and no shares outstanding as of December 31, 2022	-	-
Common stock, par value $0.0001; 800,000,000 shares authorized; 43,686,523 and 20,243,509 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	4	2
Additional paid-in capital	98,051	88,533
Accumulated deficit	(90,311)	(88,005)
Total stockholders’ equity	7,744	530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,968	$6,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2023 and 2022

(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2023	2022
Revenue	$22	$-
Cost of revenue	31	-
Gross loss	(9)	-

Operating expenses:
Research and development	541	1,096
Selling, general and administrative	3,576	3,471
Total operating expenses	4,117	4,567

Loss from operations	(4,126)	(4,567)

Other income (expense):
Interest expense	(2,017)	(3)
Loss on extinguishment of warrant liability	(504)
Gain on issuance of convertible notes	64
Change in fair value of warrants	5,606
Change in fair value of notes	(117)
Other income	-	-
Other expense	(1,206)	-
Total other income (expense)	1,826	(3)

Net loss	(2,300)	(4,570)
Deemed dividend on Series D preferred stock	(6)	-
Cumulative dividends on Series A preferred stock	(4)
Cumulative dividends on Series B preferred stock	(20)
Cumulative dividends on Series D preferred stock	(86)	-
Net loss attributable to common stockholders	$(2,416)	$(4,570)

Net loss per share attributable to common stockholders	$(0.08)	$(0.29)

Weighted average shares outstanding, basic and diluted:	29,695,083	15,856,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

Three Months Ended March 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	251	$-	1,443	$-	500,756	$-	1,058	$-	-	$-	20,243,509	$2	88,533.00	$(88,005)	$530
Exercise of common stock warrants	-	-	-	-	-	-	-	-	-	-	6,555,095	1	2,061	-	2,062
Issuance of common stock in connection with conversion of notes	-	-	-	-	-	-	-	-	-	-	1,887,919	-	516	-	516
Issuance of common stock/At-the-market offering, net of offering costs	-	-	-	-	-	-	-	-	-	-	12,700,000	1	2,106	-	2,107
Issuance of Series E preferred stock in connection with LOC	-	-	-	-	-	-	-	-	5,000	-	-	-	4,350	-	4,350
Commitment to issue shares of common stock in connection with March waiver agreement	-	-	-	-	-	-	-	-	-	-	-	-	298	-	298
Deemed dividend for repricing of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	6	(6)	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	2,300,000	-	181	-	181
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,300)	(2,300)
Balance as of March 31, 2023	251	$-	1,443	$-	500,756	$-	1,058	$-	5,000	$-	43,686,523	$4	$98,051	$(90,311)	$7,744

Three Months Ended March 31, 2022

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	251	$-	1,443	$-	500,756	$-	14,530,126	$1	$82,677	$(73,690)	$8,988
Delivery of restricted common stock	-	-	-	-	-	-	33,332	-	-	-	-
Issuance of common stock warrants in connection with SLOC	-	-	-	-	-	-	-	-	223	-	223
Stock-based compensation	-	-	-	-	-	-	-	-	1,083	-	1,083
Net loss	-	-	-	-	-	-	-	-	-	(4,570)	(4,570)
Balance as of March 31, 2022 (Unaudited)	251	$-	1,443	$-	500,756	$-	14,563,458	$1	$83,983	$(78,260)	$5,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2023 and 2022

(Unaudited)

(in thousands)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,300)	$(4,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	181	1,083
Depreciation and amortization	182	107
Loss on extinguishment of warrant liability	504	-
Change in fair value of warrant liability	(5,606)	-
Change in fair value of notes	117	-
Amortization of deferred debt issuance costs	1,635	-
Amortization of debt discount	374	-
Amortization of right of use assets	133	118
Gain on issuance of convertible note	(64)	-
Other expenses	1,206	-
Loss on disposal of equipment	-	52
Changes in operating assets and liabilities:
Prepaid and other assets	(161)	(87)
Accounts payable	125	(32)
Accrued expenses	(920)	(208)
Lease liability	(134)	(15)
Net cash used in operating activities	(4,728)	(3,552)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Amerigen 7	(645)	-
Purchase of equipment	(435)	(58)
Purchase of patents	-	(7)
Net cash used in investing activities	(1,080)	(65)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	2,062	-
Proceeds from the issuance of common stock / At-the-market offering	2,198	-
Offering costs for the issuance of common stock / At-the-market offering	(91)	-
Proceeds from the issuance of notes in connection with Line of Credit	2,000	-
Proceeds from issuance of January promissory notes, net of fees paid	970	-
Repayment of notes payable	(14)	-
Net cash provided by financing activities	7,125	-

Net increase / decrease in cash	1,317	(3,617)
Cash — beginning of period	821	6,130
Cash — end of period	$2,138	$2,513

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Series E preferred stock in connection with LOC	$4,350	$-
Issuance of common stock in connection with conversion of notes	$516	$-
Issuance of common stock warrants in connection with SLOC	$-	$223
Commitment to issue shares of common stock in connection with March waiver agreement	$298	$-
Deemed dividend for repricing of Series D preferred stock	$6	$-
Unpaid equipment included in accounts payable	$156	$4
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$8	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

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

On December 20, 2022, the Company incorporated Crown Fiber Optics Corp., a Delaware based entity, to own and operate its acquired business from the acquisition of Amerigen 7, LLC (“Amerigen 7”) in January 2023. Crown Fiber Optics Corp. is accounted for as a wholly- owned subsidiary of Crown Electrokinetics, Corp.

Preferred Stock

Subsequent to December 31, 2022, the Company filed the first amendment to its Series D preferred stock, which modifies the conversion price of the Series D preferred stock from $1.30 to $0.50 per share (See Note 12).

On February 1, 2023, the Company’s Board of Directors authorized 77,000 shares of Series E preferred stock with a par value of $0.0001 per share. Each share of Series E Preferred Stock is convertible into 1,000 shares of the Company’s common stock at the option of the holders (See Note 12).

Business Combination

On January 3, 2023, the Company acquired certain assets related to the construction of 5G fiber optics infrastructure and distributed antenna systems from Amerigen 7 (the “Asset Acquisition”), for cash consideration of approximately $0.65 million (See Note 4).

Reverse Stock Split

On December 22, 2022, the Company’s stockholders approved a reverse stock split of its common stock at a ratio of not more than 1-for-15, such ratio to be determined by the Company’s Board of Directors on or prior to December 22, 2023.

Note 2 - Liquidity and Financial Condition

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $90.3 million and negative working capital of approximately $6.15 million at March 31, 2023, a net loss of approximately $2.3 million, and approximately $4.6 million of net cash used in operating activities for the three months ended March 31, 2023. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations including through its existing At-The-Market offering, $10 million Standing Letter of Credit (“SLOC”), and $100 million Line of Credit (see below); however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these condensed consolidated financial statements.

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

During the three months ended March 31, 2023, the Company received net proceeds on sales of 12,700,000 shares of common stock under the Sales Agreement of approximately $2.1 million (after deducting $0.1 million in commissions and expenses) at a weighted average price of $0.173 per share.

Senior Secured Notes

On January 3, 2023, the Company received net proceeds of $1.0 million from the issuance of senior secured notes with a principal balance of $1.2 million and a debt discount of $0.2 million. The notes are non-interest bearing and matured on April 3, 2023 and subsequently were extended to May 23, 2023. In connection with the senior secured notes, the Company issued 2.5 million warrants to purchase shares of the Company’s common stock at an exercise price of $0.32 per share.

Line of Credit

On February 2, 2023, the Company entered into a line of credit agreement (the “Line of Credit”) securing a line of credit up to $100.0 million. The Line of Credit will be used to fund expenses related to the fulfillment of contracts with customers of the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation (See Note 1). The Line of Credit expires February 2, 2024, unless the Line of Credit is extended for one or two additional years in accordance with its terms. On February 2, 2023, the Company drew down $2.0 million under the Line of Credit. Upon drawing down on the Line of Credit, the Company issued a Secured Promissory Note (the “2023 Note”) which is due and payable 60 days from the issuance date (See Note 11).

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

The warrant to purchase 45,000 shares of the Company’s Series E preferred stock is exercisable for five years at an exercise price of $0.50 per share multiplied by 1,000, and subject to adjustment under certain circumstances described in the warrant.

Warrants

During the three months ended March 31, 2023, the Company received net proceeds of approximately $2.06 million in connection with the exercise of 6,555,095 warrants (See Note 13).

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

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The condensed consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the full year or the results for any future periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2022 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to the valuation of its business combination, senior secured convertible notes and warrants, and equity based awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2022 financial statements included in its 2022 Annual Report.

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

The Company’s performance obligation is to provide fiber splicing services as required based on short-term work orders as work is assigned by the Customer. The Company is required to complete the description of work described in the work order and test the service provided prior to any recognition of revenue and invoicing. The short-term work orders are for very specific performance obligations which are performed from start to finish within two weeks or less, and more often, within one week. The Company is required to adhere to the rules and regulations that are outlined in the Agreement between the Company and the Customer.

Cost for the work performed is outlined in the individual work orders based on the detailed description of work to be performed. All of the revenue is recognized immediately upon completion of the work in each work order. A 5% retainage will be withheld by the Customer upon payment of invoices and will be paid to the Company within one year after termination of the contract. The retainage can be utilized by Customer for any claims that may arise after work is completed up through one year after completion.

Revenue recognized during the three months ended March 31, 2023 was generated by the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation, and was immaterial. No revenue was recognized by the Company during the three months ended March 31, 2022.

Financial Instruments – Credit Losses

Measurements of Credit Losses on Financial Instruments (“ASC 326”), which replaces the existing incurred loss model with a current expected credit loss (“CECL”) model that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company would be required to use a forward-looking CECL model for accounts receivables, guarantees and other financial instruments. The Company adopted ASC 326 on January 1, 2023 and ASC 326 did not have a material impact on its financial statements.

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. On January 3, 2023 the Company acquired Crown Fiber Optics, Corp. (see Note 1) and is currently in the process of integrating this new business line including identifying leadership, and aligning management reporting and allocation methodologies. The Company is assessing its current segment structure in conjunction with the integration efforts.

Business Combinations

The Company accounts for business combinations using the guidance provided by Accounting Standards Codification (“ASC”) 805, Business Combinations. ASC 805 requires the Company to use the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts.

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets. Although the Company believes the assumptions and estimates made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain intangible assets we have acquired include future expected cash flows from customer contracts. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results. The initial purchase price may be adjusted as needed per the terms of the arrangement agreement. The allocation of purchase price, including any fair value the assets acquired and liabilities assumed as of the acquisition date has not been completed.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Deferred Debt Issuance Costs

The Company accounts for debt issuance costs related to its Line of Credit as a deferred asset which is amortized over the life of the Line of Credit. Since the Company has elected the fair value option for its convertible notes (see below), upon a draw down, a portion of the deferred asset balance will be amortized to other expense. On the issuance date of the Company’s Line of Credit, since no loan amounts are drawn down, the cost related to issuance of the Series E preferred shares and the warrant to purchase Series E preferred shares are recorded as a deferred asset.

Goodwill

The Company performs a goodwill impairment analysis on October 1st of each year.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.

Convertible Notes

In accordance with Accounting Standards Codification 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option for recognition of its convertible notes. In accordance with ASC 825, the Company recognizes these notes at fair value with changes in fair value recognized in the statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in other expense. The Company will include the interest expense as a component of the notes fair value.

Warrants

The Company accounted for certain common stock warrants outstanding as a liability at fair value and adjusted the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrants issued by the Company have been estimated using the Black Scholes Methodology.

SLOC

The Company accounts for its warrants related to the SLOC in accordance with ASC 815-40, Contracts in Entity’s Own Equity. The warrants to purchase the Company’s common stock meet the criteria in ASC 815-40 to be classified within stockholders’ equity, and therefore, the warrants are not revalued after issuance. The Company uses a Black-Scholes model to value the warrants at issuance.

Under the guidance of ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, the Company concluded the warrants should be recorded as a deferred asset. At issuance and as of March 31, 2023, since no loan amounts were drawn down, the SLOC warrant is recorded as a deferred asset at fair value and will be amortized over the life of the SLOC. Upon a draw down, the remaining balance of the deferred asset would be reclassified to debt discount and amortized under the effective interest method over the one-year term of the loan.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2023 and 2022 are as follows:

	March 31,
	2023	2022

Series A preferred stock	190,994	188,311
Series B preferred stock	2,047,359	2,019,038
Series C preferred stock	560,757	560,757
Series D preferred stock	2,289,247	-
Series E preferred stock	5,000,000	-
Convertible notes	12,991,783	-
Warrants to purchase common stock (excluding penny warrants)	35,974,595	4,725,177
Warrants to purchase Series E preferred stock	45,000,000	-
Options to purchase common stock	9,423,486	10,567,099
Unvested restricted stock units	497,913	2,261,905
Commitment shares	1,903,428	-
	115,879,562	20,322,287

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

Note 4 – Acquisitions

On January 3, 2023, the Company completed its Asset Acquisition as described in Note 1. In accordance with the terms of the Asset Acquisition the Company paid cash consideration of approximately $0.65 million. The Asset Acquisition included approximately 12 employees, customer contracts, and certain operating liabilities. The Company accounted for the Asset Acquisition as a business combination (See Note 3). The initial purchase price may be adjusted as needed per the terms of the agreement. The allocation of purchase price, including any fair value the assets acquired and liabilities assumed as of the acquisition date has not been completed. The measurement period for the Asset Acquisition will be up to one year from the acquisition date.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed for the Amerigen 7 acquisition (in thousands):

Property and equipment	$656
Intangible assets	200
Security deposits	5
Accrued expenses	(529)
Notes payable	(338)
Total identifiable assets and liabilities acquired	(7)
Goodwill	652
Total purchase consideration	$645

The Company engaged an independent valuation specialist to conduct a valuation analysis of the identifiable intangible assets acquired by the Company with the objective of estimating the fair value of such assets as of January 3, 2023. The valuation specialist utilized the Income Approach, specifically the Multi-Period Excess Earnings Method, to value the existing customer relationship.

Note 5 - Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022

License fees	$256	$300
Notes receivable	120	-
Professional fees	99	-
Insurance	66	142
Hudson warrant *	85	85
Other	97	63
Total	$723	$590

*	Fair value of warrant issued to Hudson Pacific Properties, L.P. (See Note 13)

Note 6 - Property & Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	March 31,	December 31,
	2023	2022

Equipment	$2,533	$1,457
Leasehold improvements	362	362
Vehicles	159	-
Computers	55	52
Other	9	-
Total	3,118	1,871
Less accumulated depreciation and amortization	(590)	(462)
Property and equipment, net	$2,528	$1,409

During the three months ended March 31, 2023, the Company recorded $0.5 million of equipment and $0.2 million of vehicles in connection with its acquisition of Amerigen 7 (See Note 4).

Depreciation expense for the three months ended March 31, 2023 and 2022 was $128,000 and $54,000, respectively.

Note 7 - Intangible Assets, Net

Intangible assets, net, consists of the following (in thousands):

	March 31,	December 31,
	2023	2022

Patents	$1,800	$1,800
Research license	375	375
Customer relationships	200	-
Total	2,375	2,175
Accumulated amortization	(631)	(577)
Intangible assets, net	$1,744	$1,598

During the three months ended March 31, 2023, the Company recorded $0.2 million of customer relationships in connection with its acquisition of Amerigen 7 (See Note 4).

The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of March 31, 2023 (in thousands):

Estimated Amortization Expense

Nine months ended December 31, 2023	$177
Year ended December 31, 2024	235
Year ended December 31, 2025	234
Year ended December 31, 2026	197
Year ended December 31, 2027 and thereafter	901
Total	$1,744

For the three months ended March 31, 2023 and 2022, amortization expense was approximately $54,000 and $53,000, respectively.

Note 8 – Deferred Debt Issuance Costs

Deferred debt issuance costs consist of the following (in thousands):

	March 31, 2023	December 31, 2022
SLOC	$223	$223
Line of Credit	9,943	-
Total	10,166	223
Accumulated amortization	(1,905)	(73)
Deferred debt issuance costs, net	$8,261	$150

Line of Credit

On February 2, 2023, the Company entered into its Line of Credit and recorded deferred debt issuance costs of approximately $9.9 million (See Note 3). During the three months ended March 31, 2023, the Company recognized amortization expense of approximately of $1.6 million in connection with the Line of Credit, which is recorded as interest expense on the accompanying condensed consolidated statement of operations. During the three months ended March 31, 2023, in connection with the $2.0 million draw down and issuance of the convertible promissory note, the Company recognized amortization expense of approximately $0.2 million, which is recorded as other expense on the accompanying condensed consolidated statement of operations (See Note 3).

SLOC

For the three months ended March 31, 2023 and 2022, in connection with its SLOC, the Company recognized amortization expense of approximately $41,000 and $73,000, respectively, which is recorded as other expense on the accompanying condensed consolidated statements of operations.

Note 9 - Fair Value Measurements

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2023 and December 31, 2022:

	Fair value measured at March 31, 2023
	Total carrying value at March 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Convertible notes	$3,191	$-	$-	$3,191
Warrant liability	$2,332	$-	$-	$2,332

	Fair value measured at December 31, 2022
	Total carrying value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Convertible notes	$1,654	$-	$-	$1,654
Warrant liability	$972	$-	$-	$972

For the three months ended March 31, 2023 there was a change of approximately $5.5 million in Level 3 liabilities measured at fair value.

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

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2023. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

	Convertible Notes	Warrant Liability
Balance at December 31, 2022	$1,654	$972
Conversion of October convertible notes	(516)	-
Issuance of convertible note in connection with Line of Credit	2,000	-
Warrants issued in connection with January promissory note	-	157
Warrants issued in connection with Line of Credit	-	5,593
Warrants issued in connection with inducement agreement	-	760
Warrants issued in connection with February waiver agreement	-	711
Change in fair value of convertible notes in connection with March waiver agreement	368	-
Fair value of warrants exercised	-	(759)
Loss on extinguishment of warrant liability	-	504
Gain on issuance of convertible note	(64)	-
Change in fair value	(251)	(5,606)
Balance at March 31, 2023	$3,191	$2,332

Convertible Notes

During the year ended December 31, 2022, the Company issued convertible promissory notes (the “2022 Notes”). The fair value of the Notes on the issuance dates, and as of March 31, 2023 and December 31, 2022 were estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the common stock price, volatility, and risk-free interest rates. Significant changes in these inputs may result in significantly lower or higher fair value measurement. The Company elected the fair value option when recording its 2022 Notes and the 2022 Notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed consolidated financial statements.

During the three months ended March 31, 2023, two noteholders converted a portion of their 2022 Notes into 1,887,919 shares of the Company’s commons stock (See Note 11). The fair value of the converted notes totaled $0.5 million.

February Waiver Agreement

On February 28, 2023, the Company entered into waiver agreements with holders of the 2022 Notes (See Note 11). In connection with this waiver agreement, the 2022 Notes were revalued as of the amendment date.

March Waiver Agreement

On March 24, 2023, the Company entered into the second waiver agreements with holders of the 2022 Notes (See Note 11). A select number of holders elected to increase the principal balance of their notes. The Company revalued the respective notes on the date prior to the amendment date, and again on the amendment date. The change in fair value related to the amendment of these 2022 Notes was approximately $0.4 million.

As of March 31, 2023, the fair value of the 2022 Notes was approximately $1.2 million.

Line of Credit

On February 3, 2023 the Company drew down $2.0 million from the Line of Credit and in accordance with the terms of the agreement issued the 2023 Note of $2.0 million. The 2023 Note had fair value at issuance of $1.9 million and the Company recorded a gain on issuance of approximately $0.1 million, which is included in other income (expense) on the accompanying condensed statement of operations. As of March 31, 2023, the fair value of the 2023 Note was approximately $2.0 million.

Warrants

Senior Secured Notes

In connection with the issuance of its senior secured notes on January 3, 2023 (See Note 11), the Company issued 2,500,000 warrants to purchase shares of the Company’s common stock. The warrants had a fair value at issuance of $157,000, and as of March 31, 2023 have a fair value of $92,000.

Line of Credit

On February 2, 2023, in connection with the issuance of its Line of Credit, the Company issued 45,000 warrants to purchase shares of its Series E preferred stock (See Note 13). The warrants had a fair value at issuance of approximately $5.6 million, and as of March 31, 2023 have a fair value of approximately $1.1 million.

Warrant Inducement and Exercise Agreement

During the year ended December 31, 2022, in connection with the 2022 Notes, the Company issued 21,759,402 warrants to purchase shares of the Company’s common stock.

During the three months ended March 31, 2023, in connection with its 2022 Notes, the Company entered into a warrant inducement and exercise agreement with certain holders. Under the terms of the agreement, the holders exercised 6,405,844 warrants with a fair value of approximately $0.76 million and the Company issued 6,405,844 new warrants to purchase shares of its common stock with a fair value of $1.26 million. The Company recognized a loss on extinguishment of the warrants of approximately $0.5 million which is included in other income (expense) on the accompanying condensed statement of operations..

February Waiver Agreement

As consideration for the February waiver agreement, the Company issued 5,813,414 warrants to purchase shares of the Company’s common stock with a fair value of $0.7 million on issuance date.

As of March 31, 2023, there are 27,572,816 warrants outstanding issued in connection with the 2022 Notes, with a fair value of approximately $1.1 million.

The warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed consolidated financial statements.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants on the issuance dates and as of March 31, 2023 and December 31, 2022 is as follows:

	January 2023	February 2023	March 31, 2023	December 31, 2022
Dividend yield	0%	0%	0%	0%
Expected price volatility	50.0%	47.6%- 60%	50.0%-54.0%	48.7%
Risk free interest rate	3.98%	3.68%-5.13%	3.60%-3.65%	4.74%
Expected term (in years)	5.0	5.0-6.0	4.6-4.8	0.8

Significant changes in the expected price volatility and expected term would result in significantly lower or higher fair value measurement of the warrants, respectively.

Note 10 - Accrued Expenses

As of March 31, 2023 and December 31, 2022, the Company’s accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022

Payroll and related expenses	$155	$--
Bonus	--	510
Taxes	25	--
Insurance	15	104
Other expenses	35	7
Total	$230	$621

Note 11 - Notes Payable

Convertible Notes

2022 Notes

On October 19, 2022, the Company issued its 2022 Notes with a principal balance of approximately $5.4 million, and warrants to purchase 21,749,402 shares of the Company’s common stock for net proceeds of $3.5 million. The 2022 Notes were issued with a conversion price at a 54% premium to the most recent closing price, an original issue discount (“OID”) of 35%, do not bear interest, and mature upon the earlier of twelve months from the date of issuance or the closing of a change of control transaction (as defined in the 2022 Notes). The 2022 Notes are convertible into shares of the Company’s common stock at a conversion price of $0.49 per share, subject to adjustment under certain circumstances described in the notes. The 2022 Notes are secured by all of the Company’s assets (subject to exceptions for certain strategic transactions).The warrants have an exercise price of $0.32 per share and expire five years from the issuance date (subject to adjustment under certain circumstances described in the warrants).

During the three months ended March 31, 2023, in connection with its 2022 Notes, the Company entered into a warrant inducement and exercise agreement with certain holders of the 2022 Notes (See Notes 7 and 13).

On February 28, 2023, the Company entered into waiver agreements with holders of the 2022 Notes which extended the maturity date of the 2022 Notes from October 19, 2023 to April 18, 2024. As consideration for this agreement, the Company issued 5,813,414 warrants to purchase shares of the Company’s common stock (See Note 7 and 13).

On March 24, 2023, the Company entered into the waiver agreements with holders of the 2022 Notes to eliminate the minimum pricing covenant as it relates to Company's At-The-Market facility. As consideration for this agreement, the Company provided the holders with two options to choose from i) to take an additional 5% OID on their October note principal or ii) pending shareholder approval, to be issued shares of common stock with a value equal to the 5% OID, and to issue total shares of 1,903,429 as converted using the Nasdaq minimum price of $0.157. During the three months ended March 31, 2023, six of the note holders elected option i), and the Company increased the respective principal balance of the notes by approximately $0.15 million. The remaining noteholders elected option ii), and as of the date of this report, no shares of common stock have been issued.

During the three months ended March 31, 2023, two noteholders converted a portion of their 2022 Notes into 1,887,919 shares of the Company’s commons stock (See Note 12).

2023 Note

On February 3, 2023, upon drawing down on the Line of Credit, the Company issued its 2023 Note totaling $2.0 million, which is due and payable 60 days from the issuance date. The 2023 Note is non-interest bearing and secured by the Company’s assets. The 2023 Note issued with the initial $2.0 million drawdown is convertible into shares of the Company’s common stock, at a conversion price per share of $0.50 per share, subject to adjustment under certain circumstances described in the 2023 Note. Notes evidencing future withdrawals, if any, will be convertible into common stock only upon the declaration of an event of default under such promissory note. As of the date of this report, the Company has entered into agreements extending maturity of the 2023 Note out to May 31st, 2023. As consideration the Company has agreed to issue the note holder with 4 thousand Series E preferred stock and 2 million shares of common stock. Both of these issuances are pending shareholder approval.

As of March 31, 2023, the fair value of the 2022 Notes and the 2023 Notes was approximately $3.2 million. During the three months ended March 31, 2023, the Company recorded a change in fair value of the 2022 Notes and the 2023 Notes totaling $0.1 million.

Senior Secured Notes

On January 3, 2023, the Company issued senior secured notes with a principal balance of approximately $1.2 million and warrants to purchase 2,500,000 shares of the Company’s common stock for net proceeds of $1.0 million. The senior secured notes were issued with an original issue discount of 16.7%, do not bear interest, and mature three months from the date of issuance (unless extended pursuant to the terms of the notes). The warrants are exercisable for five years at an exercise price of $0.322, subject to adjustment under certain circumstances described in the warrants. As of the date of this report, the Company has entered into agreements extending maturity of the Senior Secured Notes out to May 23rd, 2023 in return for the issuance of 4,710,000 shares of common stock split pro-rata across the holders. This issuance is pending shareholder approval.

The senior secured notes and warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any state and were offered and sold in reliance upon the exemption from registration afforded by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Investors are “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act.

Note 12 - Stockholders’ Equity

Preferred Stock

As of March 31, 2023 and December 31, 2022, there were 50,000,000 authorized shares of the Company’s preferred stock, par value $0.0001.

Series A Preferred Sock

As of March 31, 2023 and December 31, 2022, 251 shares of Series A preferred stock are issued and outstanding.

Series B Preferred Stock

As of March 31, 2023 and December 31, 2022, 1,443 shares of Series B preferred stock are issued and outstanding.

Series C Preferred Stock

As of March 31, 2023 and December 31, 2022, 500,756 shares of Series C preferred stock are issued and outstanding.

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

In July 2022, the Company issued 1,058 shares of Series D preferred stock for approximately $1.1 million and as of March 31, 2023 and December 31, 2022, 1,058 shares of Series D preferred stock are issued and outstanding.

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

During the three months ended March 31, 2023, the Company filed the first amendment to its Series D preferred stock, which modifies the conversion price of the Series D preferred stock from $1.30 to $0.50 per share. The modification increased the fair value of the Series D preferred stock by approximately $6,000, which the Company recorded as a deemed dividend.

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

On February 2, 2023, in connection with its Line of Credit, the Company issued 5,000 shares of Series E Preferred Stock as a commitment fee with a fair value of $1.45 million. In addition, the Company agreed to issue an additional 5,000 shares of Series E preferred stock on both the first and second anniversary date of the Line of Credit, or 10,000 shares on the first anniversary, if the Company does not elect to extend the maturity date of the Line of Credit. The fair value of the additional 10,000 shares of Series E preferred stock on the issuance date totaled $2.9 million. The Company recorded the total fair value of $4.35 million as additional paid-in capital with the offsetting increase to deferred debt issuance costs. The deferred debt issuance costs will be amortized over the term of the Line of Credit.

As of March 31, 2023, 5,000 shares of Series E preferred stock are issued and outstanding. There were no shares of Series E preferred stock issued and outstanding as of December 31, 2022.

Common Stock

Change in Authorized Shares

On December 22, 2022, the Company’s Board of Directors approved increasing the Company’s authorized shares of common stock from 200,000,000 to 800,000,000 shares.

Reverse Stock Split

On December 22, 2022, the Company’s stockholders approved a reverse stock split of its common stock at a ratio of not more than 1-for-15, such ratio to be determined by the Company’s Board of Directors on or prior to December 22, 2023.

Warrant Exercises

During the three months ended March 31, 2023, the Company issued 6,55,095 shares of its common stock in connection with the exercise of 6,405,844 warrants, receiving net proceeds of approximately $2.06 million at a weighted average price of $0.32 per share.

During the three months ended March 31, 2023, the Company issued 149,251 shares of its common stock in connection with the exercise of 166,667 penny warrants.

Notes

During the three months ended March 31, 2023, the Company issued 1,887,919 shares of its common stock with a fair value of approximately $0.5 million in connection with the conversion of a portion of its 2022 Notes (See Note 11).

ATM Offering

As of March 31, 2023, the Company has received net proceeds on sales of 12,700,000 shares of common stock under its ATM Offering (See Note 2) of approximately $2.1 million (after deducting $0.1 million in commissions and expenses) at a weighted average price of $0.173 per share.

Consulting

During the three months ended March 31, 2023, the Company issued 1,800,000 shares of its common stock with a fair value of approximately $0.6 million as compensation for consulting services.

Restricted Stock

During the three months ended March 31, 2023, the Company issued 500,000 shares of its common stock in connection with vested restricted stock units.

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

Note 13 - Stock-Based Compensation, Stock Options, Restricted Stock Units and Warrants:

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

Stock-based compensation:

The Company recognized total expenses for stock-based compensation during the three months ended March 31, 2023 and 2022, which are included in the accompanying statements of operations, as follows (in thousands):

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Research and development expenses	$59	$55
Selling, general and administrative expenses	122	1,028
Total stock-based compensation	$181	$1,083

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

A summary of activity under the 2016 and 2020 Plans for the nine three months ended March 31, 2023 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	9,513,624	$2.64	6.5	$26,188
Forfeited	(90,138)	$3.29	-
Outstanding at March 31, 2023	9,423,486	$2.63	6.3	$-

Exercisable at March 31, 2023	8,521,662	$2.80	6.0	$-

Restricted stock units:

A summary of the Company’s restricted stock activity during the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	628,780	$1.37
Vested	(130,867)	$1.55
Unvested at March 31, 2023	497,913	$1.32

Warrants:

A summary of the Company’s warrant (excluding penny warrants) activity during the three months ended March 31, 2023 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	27,661,181	$0.75	4.5	$-
Issued	14,764,258	$0.32	4.7
Exercised	(6,405,844)	$0.32	-
Outstanding at March 31, 2023	36,019,595	$0.65	4.4	$-

2023 Liability Classified Warrants

Senior Secured Note

During the three months ended March 31, 2023, in connection with the issuance of its senior secured notes on January 3, 2023 (See Note 11), the Company issued 2,500,000 warrants to purchase shares of the Company’s common stock with an exercise price of $0.32 per share. The warrants expire 5 years from the issuance date.

Line of Credit

During the three months ended March 31, 2023, in connection with its Line of Credit, the Company issued 45,000 warrants to purchase shares of its Series E preferred stock with an exercise price of $0.50 per share multiplied by 1,000, and subject to adjustment under certain circumstances described in the warrant. (See Note 12). The warrants expire 5 years from the issuance date.

2022 Notes

During the year ended December 31, 2022, in connection with the 2022 Notes, the Company issued 21,759,402 warrants to purchase shares of the Company’s common stock. The warrants have an exercise price of $0.32 per share and expire five years from the issuance date.

During the three months ended March 31, 2023, in connection with its 2022 Notes, the Company entered into a warrant inducement and exercise agreement with certain holders. Under the terms of the agreement, the holders exercised 6,405,844 warrants, and the Company issued 6,405,844 new warrants to purchase shares of its common stock with an exercise price of $0.32 per share. The warrants expire 5 years from the issuance date.

On February 28, 2023, the Company entered into waiver agreements with holders of the 2022 Notes and issued 5,813,414 warrants to purchase shares of the Company’s common stock with an exercise price of $0.32 per share.

2022 Equity Classified Warrants

Hudson Pacific Properties, L.P.

On August 12, 2022, the Company entered into two Purchase Orders (PO’s) with Hudson Pacific Properties, L.P. (“Hudson”) for the purchase of the Company’s Smart Window Inserts™ (“Inserts”). Hudson is a unique provider of end-to-end real estate solutions for tech and media tenants. The PO’s have a value of $85,450 and represent the first orders the Company has received prior to the launch of its Inserts. Delivery and installation are expected to begin in the fourth quarter of 2023.

On August 12, 2022, as additional consideration for the PO’s, the Company issued a warrant to Hudson to purchase 300,000 shares of the Company’s common stock at $0.75 per share. The warrant has a five-year life and expires on August 12, 2027.

Because Hudson is a customer, the Company accounts for the PO’s and warrants under Accounting Standards Codification (“ASC”) 606 Revenue Recognition (“ASC 606”). As the performance obligations have not yet been satisfied, the Company has not recognized any revenue during the three months ended March 31, 2023.

The Company accounts for the equity-classified warrant as consideration payable to a customer under ASC 606, as it relates to the future purchase of the Inserts. Pursuant to ASC 718 Compensation - Stock Compensation (“ASC 718”), the Company measured the fair value of the warrant using the Black-Scholes valuation model on the issuance date, with the value being recognized as a prepaid asset up to the recoverable value represented by the value of the contract. The fair value of the warrant on the issuance date totaled $161,700, and as of March 31, 2023 and December 31, 2022, the Company recorded a prepaid asset of $85,450, representing the recoverable value from the PO’s, which is included in prepaid and other current assets on the accompanying consolidated balance sheet.

SLOC

In connection with the SLOC, on March 17, 2022 the Company issued a warrant for 200,000 shares of common stock with an exercise price of $2.00, and a total fair value of approximately $223,000. This amount is included in the accompanying consolidated balance sheet as deferred debt issuance costs (See Note 6).

Note 14 - Commitments and Contingencies

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

On January 20, 2023, the Company entered into the ninth amendment to its lease with Oregon State University which reduces the amount of cubicle space from 768 square feet to 288 square feet. Effective January 20, 2023 the quarterly operating expense is $41,323 covering all utility and facility tooling costs.

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

As of March 31, 2023, the Company had operating lease liabilities of approximately $1.8 million and right-of-use assets of approximately $1.7 million, which are included in the condensed balance sheet.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
Operating leases:
Operating lease cost	$190	$190
Variable lease cost	58	19
Operating lease expense	$248	$209

Supplemental cash flow information related to leases were as follows:

	Three Months Ended March 31,
	2023	2022
Operating cash flows - operating leases	$192	$153
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$2,336
Weighted-average remaining lease term – operating leases (in years)	3.0	3.9
Weighted-average discount rate – operating leases	12.0%	12.0%

As of March 31, 2023, future minimum payments are as follows (in thousands):

Operating
Leases
Nine months ended December 31, 2023	$584
Year ended December 31, 2024	678
Year ended December 31, 2025	475
Year ended December 31, 2026	390
Year ended December 31, 2027	58
Total	2,185
Less present value discount	(379)
Operating lease liabilities	$1,806

During the three months ended March 31, 2023 and 2022, the Company recognized rent expense of approximately $0.2 million in each period, respectively.

On April 27, 2023 the Company terminated the Pacific NW lease and exited the building on May 10th, 2023. (See note 15)

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

Note 15 - Subsequent Events

The Company has evaluated all subsequent events through the date of filing, May 22, 2023, of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of March 31, 2023, and events which occurred after March 31, 2023, but which were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

Lease Termination

On April 27, 2023 the Company terminated the Pacific NW lease and exited the building on May 10th, 2023. As part of the termination agreement, the Company agreed to pay fees to the landlord for rent in arrears and re-tenanting costs. The fees will be covered by forfeiting Crowns $150,000 security deposit and paying an additional $115,394 for Landlord re-tenanting costs to be paid in three monthly instalments beginning April 30, 2023.

Convertible Note Repricing

On May 12, 2023, the Company entered into letter agreements (the “Inducement Agreements”) with certain of the October Investors, pursuant to which such October Investors agreed to reduce the conversion price of October Notes in an aggregate principal amount equal to $1,500,000, to $0.1547 per share, which are now convertible into 9,693,681 shares of the Company’s common stock, representing an increase of 5,030,951 shares in excess of the number of shares into which such October Notes were convertible prior to the Company’s entry into the Inducement Agreements.

On May 17, 2023, the Company entered into Inducement Agreements with the remaining October Investors, pursuant to which such October Investors agreed to reduce the conversion price of October Notes in an aggregate principal amount equal to $1,392,657, to $0.1822 per share, which are now convertible into 7,643,560 shares of the Company’s common stock, representing an increase of 3,314,506 shares in excess of the number of shares into which such October Notes were convertible prior to the Company’s entry into the Inducement Agreements.

Line of Credit Promissory Note Extension

On May 15, 2023, the Company entered into that certain Third Amendment to the Convertible Promissory Note (the “LOC Note Amendment”) with the lender, pursuant to which the lender agreed to extend the maturity date of the LOC Note until June 7, 2023 in exchange for, subject to stockholder approval, 4,000 shares of the Company’s SeriesE Preferred Stock, which are convertible into 4,000,000 shares of the Company’s common stock.

January Senior Secured Note Extension

On May 15, 2023, the lead lender and collateral agent for the January Notes agreed to grant the Company an extension of the maturity date thereof until May 23, 2023 in exchange for the issuance by the Company to the January Investors, on a pro rata basis, of 4,000,000 shares of the Company’s common stock, subject to approval by the Company’s stockholders.

May Demand Notes

Between May 17, 2023 and May 18, 2023, the Company issued secured demand promissory notes (the "Demand Notes") to certain investors (the “Holders”) in an aggregate principal amount equal to $429,877. The Demand Notes are due and payable at any time upon demand by a Holder after the earlier of (i) the consummation of the Company’s first securities offering after the issuance of the Demand Notes and (ii) July 16, 2023. The Demand Notes do not bear interest. In connection with the issuance of the Demand Notes, subject to stockholder approval, the Company agreed to issue to the Holders an aggregate of 8,597,539 shares of the Company’s common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this report.

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay our adoption of such new or revised accounting standards. As a result of this election, our condensed consolidated financial statements may not be comparable to the condensed financial statements of other public companies.

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

Business Combination

On December 20, 2022, the Company incorporated Crown Fiber Optics Corp., a Delaware based entity, to own and operate its acquired business from the acquisition of Amerigen 7, LLC (“Amerigen 7) in January 2023. Crown Fiber Optics Corp. will be accounted for as a wholly- owned subsidiary of Crown Electrokinetics, Corp.

On January 3, 2023, the Company acquired certain assets related to the construction of 5G fiber optics infrastructure and distributed antenna systems from Amerigen 7 (the “Asset Acquisition”), for cash consideration of approximately $0.65 million. The Asset Acquisition included approximately 12 employees, customer contracts, and certain operating liabilities. The Asset Acquisition will be accounted for as a business combination in accordance with Accounting Standards Codification 805, Business Combinations. The initial purchase price may be adjusted as needed per the terms of the arrangement agreement. The allocation of purchase price, including any fair value of the assets acquired and liabilities assumed as of the acquisition date has not been completed.

Preferred Stock

On February 1, 2023 the Company filed the first amendment to its Series D preferred stock, which modifies the conversion price of the Series D preferred stock from $1.30 to $0.50 per share.

On February 1, 2023, the Company’s Board of Directors authorized 77,000 shares of Series E preferred stock with a par value of $0.0001 per share. Each share of Series E Preferred Stock is convertible into 1,000 shares of the Company’s common stock at the option of the holders.

On February 2, 2023, as consideration for entering into its Line of Credit (see below), the Company issued 5,000 shares of Series E Preferred Stock as a commitment fee with a fair value of $1.45 million and issued a warrant to purchase 45,000 shares of the Company’s Series E preferred stock. In addition, the Company agreed to issue an additional 5,000 shares of Series E preferred stock on both the first and second anniversary date of the Line of Credit, or 10,000 shares on the first anniversary, if the Company does not elect to extend the maturity date of the Line of Credit. The fair value of the additional 10,000 shares of Series E preferred stock on the issuance date totaled $2.9 million. The Company recorded the total fair value of $4.35 million as additional paid-in capital with the offsetting debit to deferred debt issuance costs. The deferred debt issuance costs will be amortized over the term of the Line of Credit.

The warrant to purchase 45,000 shares of the Company’s Series E preferred stock is exercisable for five years at an exercise price of the greater of $0.50 per share multiplied by 1,000, and subject to adjustment under certain circumstances described in the warrant.

Common stock

Change in Authorized Shares

On December 22, 2022, the Company’s Board of Directors approved increasing the Company’s authorized shares of common stock from 200,000,000 to 800,000,000 shares.

Reverse Stock Split

On December 22, 2022, the Company’s stockholders approved a reverse stock split of its common stock at a ratio of not more than 1-for-15, such ratio to be determined by the Company’s Board of Directors on or prior to December 22, 2023.

Warrant Exercises

During the three months ended March 31, 2023, the Company issued 6,405,844 shares of its common stock in connection with the exercise of 6,405,844 warrants, receiving net proceeds of approximately $2.06 million at a weighted average price of $0.32 per share.

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

During the three months ended March 31, 2023, the Company has received net proceeds on sales of 12,700,000 shares of common stock under the Sales Agreement of approximately $2.1 million (after deducting $0.1 million in commissions and expenses) at a weighted average price of $0.173 per share.

Line of Credit and Convertible Promissory Note

On February 2, 2023, the Company entered into a line of credit agreement (the “Line of Credit”) securing a line of credit up to $100.0 million. The Line of Credit will be used to fund expenses related to the fulfillment of contracts with customers of the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation. The Line of Credit expires February 2, 2024, unless the Line of Credit is extended for one or two additional years in accordance with its terms. On February 3, 2023, upon drawing down on the Line of Credit, the Company issued a convertible promissory note (the “2023 Note”) totaling $2.0 million, which is due and payable 60 days from the issuance date. The 2023 Note is non-interest bearing and secured by the Company’s assets. The 2023 Note issued with the initial $2.0 million draw down is convertible into shares of the Company’s common stock, at a conversion price per share of $0.50 per share, subject to adjustment under certain circumstances described in the 2023 Note. Notes evidencing future withdrawals, if any, will be convertible into common stock only upon the declaration of an event of default under such promissory note. As of the date of this report the Company is in discussions to extend the Maturity of the 2023 Note.

Senior Secured Convertible Notes

On October 19, 2022, the Company issued senior secured convertible notes (the “2022 Notes”) with a principal balance of approximately $5.4 million, and warrants to purchase 21,749,402 shares of the Company’s common stock for net proceeds of $3.5 million. The Notes were issued with a conversion price at a 54% premium to the most recent closing price, an original issue discount of 35%, do not bear interest, and mature upon the earlier of twelve months from the date of issuance or the closing of a change of control transaction (as defined in the notes). The 2022 Notes are convertible into shares of the Company’s common stock at a conversion price of $0.49 per share, subject to adjustment under certain circumstances described in the 2022 Notes. The 2022 Notes are secured by all of the Company’s assets (subject to exceptions for certain strategic transactions). The warrants have an exercise price of $0.32 per share and expire five years from the issuance date (subject to adjustment under certain circumstances described in the warrants).

As of December 31, 2022, the fair value of the 2022 Notes was approximately $1.7 million. During the year ended December 31, 2022, the Company recorded a change in fair value of the Notes totaling $0.15 million.

During the three months ended March 31, 2023, in connection with its 2022 Notes, the Company entered into a warrant inducement and exercise agreement with certain note holders. The Company received net proceeds of approximately $2.06 million in connection with the exercise of 6,405,844 warrants, and the Company issued 6,405,844 shares of its common stock. Under the terms of the agreement, the Company issued 6,405,844 new warrants to purchase shares of its common stock with an exercise price of $0.32 per share. The warrants expire 5 years from the issuance date.

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

On March 24, 2023, the Company entered into waiver agreements with holders of the 2022 Notes to eliminate the minimum pricing covenant as it relates to Company’s At-The-Market facility. As consideration for this agreement, the Company provided the holders with two options i) take an additional 5% OID on the October note principal or ii) pending shareholder approval, be issued shares of common stock with a value equal to the 5% OID value, and issue total shares of 1,903,429 as converted using the Nasdaq minimum price of $0.157. During the three months ended March 31, 2023, six of the note holders elected option i), and the Company increased the respective principal balance of the notes by approximately $0.15 million. The remaining note holders elected option ii), and as of the date of this report, no shares of common stock have been issued.

Senior Secured Notes

On January 3, 2023, the Company issued senior secured notes with a principal balance of approximately $1.2 million and warrants to purchase 2,500,000 shares of the Company’s common stock for net proceeds of $1.0 million. The senior secured notes were issued with an original issue discount of 16.7%, do not bear interest, and mature three months from the date of issuance (unless extended pursuant to the terms of the notes). The warrants are exercisable for five years at an exercise price of $0.322, subject to adjustment under certain circumstances described in the warrants. As of the date of this report the Company is in discussions to extend the maturity of this note.

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

On April 27, 2023 the Company terminated the Pacific NW lease and exited the building on May 10th, 2023. (See note 15)

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

Master Supply Agreements

As part of the January 4, 2023, Amerigen 7 asset purchase agreement, Crown Fiber Optics acquired an MSA with Charter Spectrum which covered the five Great Lakes states. Subsequent to the acquisition, Crown has now entered into three further MSA’s, with two of the agreements covering the Northwest United States and the other contemplating a Southwest United States footprint. Of the four MSA’s, two are direct agreements with Internet Service Providers (ISP’s) and the others with infrastructure solution providers.

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

Prior to this, Crown had entered into a Master Supply Agreement with MetroSpaces Inc., Crown’s first commercial customer, install its Smart Window Inserts in MetroSpaces’ 70,000 square-foot Houston, Texas office building.

Additionally, discussions with multiple other building owners to buy Crown Smart Window Inserts are progressing as the regulatory and consumer pressure to reduce the level of energy consumption and carbon emissions, continues to build.

Hudson Purchase Orders

On August 12, 2022, the Company entered into two Purchase Orders (PO’s) with Hudson Pacific Properties, L.P. (“Hudson”) for the purchase of the Company’s Smart Window Inserts™ (“Inserts”). Hudson is a unique provider of end-to-end real estate solutions for tech and media tenants. The PO’s have a value of $85,450 and represent the first orders the Company has received prior to the launch of its Inserts. Delivery and installation are expected to begin in in the fourth quarter of 2023.

On August 12, 2022, as additional consideration for the PO’s, the Company issued a warrant to Hudson to purchase 300,000 shares of the Company’s common stock at $0.75 per share. The warrant has a five year life and expires on August 12, 2027.

Results of Operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$22	$-
Cost of revenue	31	-
Gross loss	(9)	-

Research and development	541	1,096
Selling, general and administrative	3,576	3,471
Other (income) expense:	(1,826)	3
Net loss	$(2,300)	$(4,570)

Revenue

Revenue is generated by the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation, and was immaterial for the three months ended March 31, 2023. No revenue was recognized by the Company during the three months ended March 31, 2022.

Cost of Revenue

Cost of revenue is generated by the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation, and was immaterial for the three months ended March 31, 2023. No cost of revenue was recognized by the Company during the three months ended March 31, 2022.

Research and Development

Research and development expenses were $0.5 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $0.6 million is primarily related to a decrease in salaries and benefits of $0.5 million, and a decrease in lab supplies and other expenses of $0.1 million.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $3.6 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively. The $0.1 million increase in SG&A expenses is primarily due to an increase in salaries and benefits of $0.5 million, an increase in professional fees of $0.2 million, and an increase in other SG&A expenses related to the acquisition of Crown Fiber Optics Corp in December 2022 of $0.3 million, offset by a decrease in stock-based compensation of approximately $0.9 million.

Other (Income) Expense

Other income was $1.8 million for the three months ended March 31, 2023 and was immaterial for the three months ended March 31, 2022. Other income for the three months ended March 31, 2023 primarily consisted of a gain related to the change in fair value of warrants of $5.6 million, offset by interest expense of $2.0 million, loss on extinguishment of warrant liabilities of $0.5 million, and other expenses of $1.3 million which primarily consisted of expenses incurred in connection with our February and March waiver agreements.

Liquidity and Going Concern

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents at the beginning of the period	$821	$6,130
Net cash used in operating activities	(4,728)	(3,552)
Net cash used in investing activities	(1,080)	(65)
Net cash provided by financing activities	7,125	-
Cash and cash equivalents at the end of the period	$2,138	$2,513

The Company had an accumulated deficit of approximately $90.3 million, and a net loss of $2.3 million, and used approximately $4.7 million in net cash in operating activities for the three months ended March 31, 2023. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

During the three months ended March 31, 2023, the Company received net proceeds on sales of 12,700,000 shares of common stock under the Sales Agreement of approximately $2.1 million (after deducting $0.1 million in commissions and expenses) at a weighted average price of $0.173 per share.

On January 3, 2023, the Company received net proceeds of $1.0 million from the issuance of senior secured notes with a principal balance of $1.2 million and a debt discount of $0.2 million.

On February 2, 2023, the Company withdrew $2.0 million under the Line of Credit. Upon drawing down on the Line of Credit, the Company issued the 2023 Note which is due and payable 60 days from the issuance date.

During the three months ended March 31, 2023, the Company issued 6,555,095 shares of its common stock in connection with the exercise of 6,555,095 warrants, receiving net proceeds of approximately $2.06 million at a weighted average price of $0.32 per share.

The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements including through its existing At-The-Market, $10 million Standing Letter of Credit $10, and $100 million Line of Credit facilities to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these condensed consolidated financial statements.

Cash Flows

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $4.7 million, which primarily consisted of our net loss of $2.3 million, adjusted for non-cash expenses of $1.3 million, which primarily consisted of a gain related to the change in fair value of warrant liabilities of $5.6 million, offset by the amortization of deferred debt issuance costs of $1.6 million, a loss on extinguishment of warrant liabilities of $0.5 million, amortization of debt discount of $0.4 million, stock-based compensation of $0.2 million, depreciation and amortization of $0.2 million, and other expenses of $1.4 million which primarily consisted of expenses incurred in connection with our February and March waiver agreements. The net change in operating assets and liabilities was $0.8 million, primarily consisting of an increase in accrued expenses.

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

Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was approximately $1.1 million, consisting of cash paid for the acquisition of Amerigen 7 of approximately $0.6 million, and purchases of equipment totaling $0.5 million.

For the three months ended March 31, 2022, net cash used in investing activities was approximately $0.1 million and primarily consisted of purchases of equipment.

Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was $7.1 million, consisting of net proceeds received from the issuance of common stock in connection with our ATM agreement totaling $2.1 million, proceeds from the exercise of common stock warrants of $2.1 million, proceeds from the issuance of our 2023 Note (in connection with the Line of Credit) of $2.0 million, and proceeds from the issuance of senior secured notes of $0.9 million.

There were no financing activities during the three months ended March 31, 2022.

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

Our performance obligation is to provide fiber splicing services as required based on short-term work orders as work is assigned by the Customer. We are required to complete the description of work described in the work order and test the service provided prior to any recognition of revenue and invoicing. The short-term work orders are for very specific performance obligations which are performed from start to finish within two weeks or less, and more often, within one week. We are required to adhere to the rules and regulations that are outlined in the Agreement between the Company and the Customer.

Cost for the work performed is outlined in the individual work orders based on the detailed description of work to be performed. All of the revenue is recognized immediately upon completion of the work in each work order. A 5% retainage will be withheld by the Customer upon payment of invoices and will be paid to the Company within one year after termination of the contract. The retainage can be utilized by Customer for any claims that may arise after work is completed up through one year after completion.

Revenue recognized during the three months ended March 31, 2023 was generated by the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation, and was immaterial for the three months ended March 31, 2023. No revenue was recognized by the Company during the three months ended March 31, 2022.

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. On January 3, 2023 we acquired Crown Fiber Optics, Corp and are currently in the process of integrating this new business line including identifying leadership, and aligning management reporting and allocation methodologies. We are assessing our current segment structure in conjunction with the integration efforts.

Business Combinations

We account for business combinations using the guidance provided by Accounting Standards Codification (“ASC”) 805, Business Combinations. ASC 805 requires us to use the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts.

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets. Although we believe the assumptions and estimates made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain intangible assets we have acquired include future expected cash flows from customer contracts. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results. The initial purchase price may be adjusted as needed per the terms of the arrangement agreement. The allocation of purchase price, including any fair value the assets acquired and liabilities assumed as of the acquisition date has not been completed.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Deferred Debt Issuance Costs

We account for debt issuance costs related to our Line of Credit as a deferred asset which is amortized over the life of the Line of Credit. Since we have elected the fair value option for our convertible notes (see below), upon a draw down, a portion of the deferred asset balance will be amortized to other expense. On the issuance date of our Line of Credit, since no loan amounts are drawn down, the issuance of the Series E preferred shares and the warrant to purchase Series E preferred shares are recorded as a deferred asset.

Goodwill

We perform a goodwill impairment analysis on October 1st of each year.  When conducting our annual goodwill impairment assessment, we initially perform a qualitative evaluation to determine if it is more likely than not that the fair value of our reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.

Convertible Notes

In accordance with Accounting Standards Codification 825, Financial Instruments (“ASC 825”), we have elected the fair value option for recognition of our convertible notes. In accordance with ASC 825, we recognize these notes at fair value with changes in fair value recognized in the statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in other expense. The Company will include the interest expense as a component of the notes fair value.

Warrants

We account for certain common stock warrants outstanding as a liability at fair value and adjusted the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the warrants issued by us has been estimated using the Black Scholes Methodology.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 3 to our condensed consolidated financial statements for a description of our other significant accounting policies.

Recent accounting pronouncements

See Note 3 to our condensed consolidated financial statements for a description of recent accounting pronouncements applicable to our financial statements.

JOBS Act Transition Period

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay our adoption of such new or revised accounting standards. As a result of this election, our condensed consolidated financial statements may not be comparable to the condensed financial statements of other public companies.

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

With respect to the quarter ended March 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crown Electrokinetics Corp.

Dated: May 22, 2023	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and
Principal Executive Officer

Dated: May 22, 2023	/s/ Joel Krutz
Joel Krutz
Chief Financial Officer and
Principal Financial Officer