Form 10-Q
period 2023-06-30
Crown Electrokinetics Corp.
filed 2023-08-25
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

213.660.4250

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

The number of shares of common stock, $0.0001 par value per share, outstanding as of August 22, 2023 was 3,018,533.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$36	$821
Prepaid and other current assets	756	590
Total current assets	792	1,411
Property and equipment, net	2,366	1,409
Intangible assets, net	1,688	1,598
Right of use asset	797	1,842
Goodwill	652	-
Deferred debt issuance costs	5,819	150
Other assets	33	180
TOTAL ASSETS	$12,147	$6,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,822	$865
Accrued expenses	408	621
Lease liability - current portion	484	574
Warrant liability	2,721	972
Notes payable at fair value	1,470	1,654
Notes payable	330	8
Total current liabilities	7,235	4,694
Lease liability - non-current portion	355	1,366
Total liabilities	7,590	6,060

Commitments and Contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Series A preferred stock, par value $0.0001; 300 shares authorized, 251 shares outstanding as of June 30, 2023 and December 31, 2022; liquidation preference $260 as of June 30, 2023 and 0 as of December 31, 2022	-	-
Series B preferred stock, par value $0.0001; 1,500 shares authorized, 1,443 shares outstanding as of June 30, 2023 and December 31, 2022; liquidation preference $1,492 as of June 30, 2023 and 0 as of December 31, 2022	-	-
Series C preferred stock, par value $0.0001; 600,000 shares authorized, 500,756 shares outstanding as of June 30, 2023 and December 31, 2022; liquidation preference $511 as of June 30, 2023 and 0 as of December 31, 2022	-	-
Series D preferred stock, par value $0.0001; 7,000 shares authorized, 0 shares issued and outstanding as of June 30, 2023 and 1,058 as of December 31, 2022; liquidation preference 0 as of June 30, 2023 and $1,113 as of December 31, 2022	-	-
Series E preferred stock, par value $0.0001; 77,000 shares authorized, 21,000 shares committed pending shareholder approval as of June 30, 2023 and no shares outstanding as of December 31, 2022	-	-
Series F preferred stock, par value $0.0001; 9,073 shares authorized, 5,251 shares outstanding as of June 30, 2023 and no shares outstanding as of December 31, 2022	-
Series F-1 preferred stock, par value $0.0001; 9,052 shares authorized, 3,583 shares outstanding as of June 30, 2023 and no shares outstanding as of December 31, 2022.	-
Series F-2 preferred stock, par value $0.0001; 9,052 shares authorized, 1,153 shares outstanding as of June 30, 2023 and no shares outstanding as of December 31, 2022.	-
Common stock, par value $0.0001; 800,000,000 shares authorized; 1,067,341 and 337,392 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	6	2
Additional paid-in capital	109,381	88,533
Accumulated deficit	(104,830)	(88,005)
Total stockholders’ equity	4,557	530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,147	$6,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$37	$-	$59	$-
Cost of revenue	23	-	54	-
Gross profit	14	-	5	-

Operating expenses:
Research and development	490	1,473	1,031	2,568
Selling, general and administrative	4,409	3,002	7,985	6,474
Total operating expenses	4,899	4,475	9,016	9,042

Loss from operations	(4,885)	(4,475)	(9,011)	(9,042)

Other income (expense):
Interest expense	(2,508)	(2)	(4,525)	(5)
Loss on extinguishment of warrant liability	-	-	(504)	-
Loss on extinguishment of debt	(2,345)	-	(2,345)
Gain on issuance of convertible notes	-	-	64	-
Change in fair value of warrants	2,130	-	7,736	-
Change in fair value of notes	(6,883)	-	(7,000)	-
Other expense	(28)	-	(1,234)	-
Total other income (expense)	(9,634)	(2)	(7,808)	(5)

Loss before income taxes	(14,519)	(4,477)	(16,819)	(9,047)

Income tax expense	-	-	-	-

Net loss	(14,519)	(4,477)	(16,819)	(9,047)
Deemed dividend on Series D preferred stock	-	-	(6)	-
Cumulative dividends on Series A preferred stock	(5)	-	(9)	-
Cumulative dividends on Series B preferred stock	(29)	-	(49)	-
Cumulative dividends on Series C preferred stock	(10)	-	(10)	-
Cumulative dividends on Series D preferred stock	(53)	-	(84)	-
Net loss attributable to common stockholders	$(14,616)	$(4,477)	$(16,997)	$(9,047)

Net loss per share attributable to common stockholders	$(18.02)	$(16.35)	$(25.96)	$(33.62)

Weighted average shares outstanding, basic and diluted:	810,983	273,767	653,848	269,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F-1 Preferred Stock		Series F-2 Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	251	$-	1,443	$-	500,756	$-	1,058	$-	-	$-	-	$-	-	$-	-	$-	338,033	$2	$88,533	$(88,005)	$530
Exercise of common stock warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	109,257	1	2,061	-	2,062
Issuance of common stock in connection with conversion of notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	31,466	-	516	-	516
Issuance of common stock/At-the-market offering, net of offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	211,667	1	2,106	-	2,107
Issuance of Series E preferred stock in connection with LOC	-	-	-	-	-	-	-	-	5,000	-	-	-	-	-	-	-	-	-	4,350	-	4,350
Deemed dividend for repricing of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6	(6)	-
Commitment to issue shares of common stock in connection with March waiver agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	298	-	298
Issuance of common stock in connection with Series A and Series B Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,921	-	-	-	-
Issuance of common stock upon the conversion of Series E preferred stock	-	-	-	-	-	-	-	-	(5,000)	-	-	-	-	-	-	-	83,334	1	-	-	1
Issuance of common stock in connection with conversion of October Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	248,984	1	2,165	-	2,166
Dividends paid in shares of Series D preferred stock	-	-	-	-	-	-	139	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Series D preferred stock exchanged for Series F preferred stock in connection with Exchange Agreements	-	-	-	-	-	-	(1,197)	-	-	-	1,847	-	-	-	-	-	-	-	(450)	-	(450)
Conversion of Demand Notes and October Notes into Series F preferred stock in connection with Exchange Agreements	-	-	-	-	-	-	-	-	-	-	3,198	-	-	-	-	-	-	-	1,276	-	1,276
Conversion of January Notes into Series F preferred stock in connection with Exchange Agreements	-	-	-	-	-	-	-	-	-	-	206	-	-	-	-	-	-	-	82	-	82
Issuance of Series F-1 preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	3,583	-	-	-	-	-	1,372	-	1,372
Issuance of Series F-2 preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,153	-	-	-	464	-	464
Commitment to issue shares of common stock in connection with January Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,410	-	2,410
Commitment to issue shares of common stock in connection with LOC Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	230	-	230
Commitment to issue shares of Series E preferred stock in connection with LOC Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,363	-	3,363
Commitment to issue shares of common stock in connection with Demand Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	286	-	286
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	38,335	-	313	-	313
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(16,819)	(16,819)
Balance as of June 30, 2023 (unaudited)	251	-	1,443	-	500,756	-	-	-	-	-	5,251	-	3,583	-	1,153	-	1,067,997	6	$109,381	$(104,830)	$4,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	251	$-	1,443	$-	500,756	$-	242,808	$1	$82,677	$(73,690)	$8,988
Issuance of common stock/At-the-market offering, net of offering costs	-	-	-	-	-	-	853	-	58	-	58
Delivery of restricted common stock	-	-	-	-	-	-	556	-	-	-	-
Issuance of common stock warrants in connection with SLOC	-	-	-	-	-	-	-	-	223	-	223
Stock-based compensation	-	-	-	-	-	-	-	-	2,531	-	2,531
Net loss	-	-	-	-	-	-	-	-	-	(9,047)	(9,047)
Balance as of June 30, 2022 (Unaudited)	251	$-	1,443	$-	500,756	$-	244,217	$1	$85,489	$(82,737)	$2,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F-1 Preferred Stock		Series F-2 Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023 (Unaudited)	251	$-	1,443	$-	500,756	$-	1,058	$-	5,000	$-	-	$-	-	$-	-	$-	728,758	$4	$98,051	$(90,311)	$7,744
Issuance of common stock in connection with Series A and Series B Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,921	-	-	-	-
Issuance of common stock upon the conversion of Series E preferred stock	-	-	-	-	-	-	-	-	(5,000)	-	-	-	-	-	-	-	83,334	1	-	-	1
Issuance of common stock in connection with conversion of October Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	248,984	1	2,165	-	2,166
Dividends paid in shares of Series D preferred stock	-	-	-	-	-	-	139	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Series D preferred stock exchanged for Series F preferred stock in connection with Exchange Agreements	-	-	-	-	-	-	(1,197)	-	-	-	1,847	-	-	-	-	-	-	-	(450)	-	(450)
Conversion of Demand Notes and October Notes into Series F preferred stock in connection with Exchange Agreements	-	-	-	-	-	-	-	-	-	-	3,198	-	-	-	-	-	-	-	1,276	-	1,276
Conversion of January Notes into Series F preferred stock in connection with Exchange Agreements	-	-	-	-	-	-	-	-	-	-	206	-	-	-	-	-	-	-	82	-	82
Issuance of Series F-1 preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	3,583	-	-	-	-	-	1,372	-	1,372
Issuance of Series F-2 preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,153	-	-	-	464	-	464
Commitment to issue shares of common stock in connection with January Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,410	-	2,410
Commitment to issue shares of common stock in connection with LOC Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	230	-	230
Commitment to issue shares of Series E preferred stock in connection with LOC Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,363	-	3,363
Commitment to issue shares of common stock in connection with Demand Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	286	-	286
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	132	-	132
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14,519)	(14,519)
Balance as of June 30, 2023 (Unaudited)	251	-	1,443	-	500,756	-	-	-	-	-	5,251	-	3,583	-	1,153	-	1,067,997	6	$109,381	$(104,830)	$4,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022 (Unaudited)	251	$-	1,443	$-	500,756	$-	243,364	$1	$83,983	$(78,260)	$5,724
Issuance of common stock/At-the-market offering, net of offering costs	-	-	-	-	-	-	853	-	58	-	58
Stock-based compensation	-	-	-	-	-	-	-	-	1,448	-	1,448
Net loss	-	-	-	-	-	-	-	-	-	(4,477)	(4,477)
Balance as of June 30, 2022 (Unaudited)	251	$-	1,443	$-	500,756	$-	244,217	$1	$85,489	$(82,737)	$2,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,819)	$(9,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	313	2,531
Depreciation and amortization	372	234
Loss on extinguishment of warrant liability	504	-
Change in fair value of warrant liability	(7,736)	-
Loss on extinguishment of debt	2,345
Change in fair value of notes	7,000	-
Amortization of deferred debt issuance costs	4,049	-
Amortization of right of use assets	1,045	239
Other expenses	1,275	-
Loss on disposal of equipment	235	52
Changes in operating assets and liabilities:
Prepaid and other assets	(14)	3
Accounts payable	886	370
Accrued expenses	(742)	(182)
Lease liability	(1,101)	(143)
Net cash used in operating activities	(8,388)	(5,943)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Amerigen 7	(644)	-
Purchase of equipment	(707)	(258)
Purchase of patents	-	(61)
Net cash used in investing activities	(1,351)	(319)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	2,061	-
Proceeds from the issuance of common stock / At-the-market offering	2,198	60
Proceeds from the issuance of notes in connection with Line of Credit	2,350	-
Offering costs for the issuance of common stock / At-the-market offering	(91)	(2)
Proceeds from a deposit for Series D preferred stock (shares liability)	-	1,058
Proceeds from issuance of Series F-1 preferred stock	2,328	-
Proceeds from issuance of Series F-2 preferred stock	748	-
Proceeds from issuance of January promissory notes, net of fees paid	1,357	-
Repayment of notes payable	(1,997)	-
Net cash provided by financing activities	8,954	1,116

Net increase / decrease in cash	(785)	(5,146)
Cash — beginning of period	821	6,130
Cash — end of period	$36	$984

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Series E preferred stock in connection with LOC	$9,943	$-
Issuance of Series F preferred stock in connection with exchange of Series D preferred stock	$450	$-
Issuance of common stock in connection with conversion of notes	$516	$-
Issuance of common stock warrants in connection with SLOC	$-	$223
Deemed dividend for repricing of Series D preferred stock	$6	$-
Commitment to issue shares of common stock in connection with Demand Notes	$286	$-
Unpaid equipment included in accounts payable	$92	$112
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$8	$3

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

Preferred Stock

Subsequent to December 31, 2022, the Company filed the first amendment to its Series D preferred stock, which modifies the conversion price of the Series D preferred stock from $78.00 to $30.00 per share (See Note 12).

On February 1, 2023, the Company’s Board of Directors authorized 77,000 shares of Series E preferred stock with a par value of $0.0001 per share. Each share of Series E Preferred Stock is convertible into 1,000 shares of the Company’s common stock at the option of the holders (See Note 12).

On June 4, 2023, the Company’s Board of Directors authorized 9,073 shares of Series F preferred stock with a par value of $0.0001 per share. Each share of Series F Preferred Stock has a stated value of $1,000 and is convertible at the option of the holders into shares of the Company’s common stock at an initial conversion price of $8.868 (See Note 12).

On June 13, 2023, the Company’s Board of Directors authorized 9,052 shares of Series F-1 preferred stock with a par value of $0.0001 per share. Each share of Series F-1 Preferred Stock has a stated value of $1,000 and is convertible at the option of the holders into shares of the Company’s common stock at an initial conversion price of $8.994 (See Note 12).

On June 14, 2023, the Company’s Board of Directors authorized 9,052 shares of Series F-2 preferred stock with a par value of $0.0001 per share. Each share of Series F-2 Preferred Stock has a stated value of $1,000 and is convertible at the option of the holders into shares of the Company’s common stock at an initial conversion price of $9.228 (See Note 12).

Business Combination

On January 3, 2023, the Company acquired certain assets related to the construction of 5G fiber optics infrastructure and distributed antenna systems from Amerigen 7 (the “Business Combination”), for cash consideration of approximately $0.65 million (See Note 4).

Reverse Stock Split

On August 11, 2023, the Company’s Board of Directors authorized a reverse stock split (‘Reverse Stock Split”) at an exchange ratio of one (1) share of common stock for every sixty (60) shares of common stock. The Reverse Stock Split was effective on August 15, 2023, such that every sixty (60) shares of common stock have been automatically converted into one (1) share of common stock. The Company did not issue fractional certificates for post-reverse split shares in connection with the Reverse Stock Split. Rather, all shares of common stock that were held by a stockholder were aggregated and each stockholder was entitled to receive the number of whole shares resulting from the combination of the shares so aggregated. Any fractions resulting from the Reverse Stock Split computation were rounded up to the next whole share.

The number of authorized shares of the common stock was not adjusted as a result of the Reverse Stock Split. All share and per share data in these condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock retain a par value of $0.0001 per share. Accordingly, an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split was reclassified from common stock to additional paid-in capital.

Note 2 – Liquidity, Financial Condition, and Going Concern

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $104.8 million and negative working capital of approximately $6.4 million at June 30, 2023, a net loss of approximately $17.0 million, and approximately $8.4 million of net cash used in operating activities for the six months ended June 30, 2023. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

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

The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations including through its existing At-The-Market offering, $10 million Standing Letter of Credit (“SLOC”), the $100 million Line of Credit, and the $50 million Equity Line of Credit (Note 15 Subsequent Event); however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these condensed consolidated financial statements.

At-the-Market Offerings

The Company entered into a Sales Agreement with A.G.P./Alliance Global Partners (the “Sales Agents”) dated March 30, 2022 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $5.0 million in shares (the “Placement Shares”) of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “ATM Offering”). The Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333- 262122) and the related base prospectus included in the registration statement, as supplemented by the prospectus supplement dated March 30, 2022.

During the six months ended June 30, 2023, the Company received net proceeds on sales of shares of common stock under the Sales Agreement of approximately $2.1 million (after deducting $0.1 million in commissions and expenses) at a weighted average price of $10.38 per share.

On July 5, 2023, the Company and the Sales Agents filed the second amendment to the Sales Agreement (the “Second Amendment to the Sales Agreement”). Pursuant to the First Amendment to the Sales Agreement, the Company may from time to time, sell up to $5.1 million in Placement Shares of the Company’s common stock through the Sales Agents in a continuous At-the-Market Offering (the Amended ATM Offering”). According to the First Amendment to the Sales Agreement, the Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of its common stock in the Amended ATM Offering.

Subsequent to June 30, 2023, the Company received net proceeds on sales of 545,100 shares of common stock of approximately $1.59 million (after deducting $0.76 million in commissions and expenses) at a weighted average price of $3.05 per share.

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

On May 16, 2023, the Company made a second draw of $0.2 million under the Line of Credit. Upon drawing down on the Line of Credit, the Company issued a second Secured Promissory Note (the “2nd 2023 Note”) which is due and payable July 16, 2023. The 2nd 2023 Note shall accrue interest at the fifteen percent (15%) per annum from the original funding date of the 2nd 2023 Note.

On May 26, 2023, the Company made a third draw of $0.15 million under the Line of Credit. Upon drawing down on the Line of Credit, the Company issued a third Secured Promissory Note (the “3rd 2023 Note”) which is due and payable June 2, 2023. The 3rd 2023 Note included a $200,000 Commitment fee and does not bear interest.

On June 13, 2023, the Company partially redeemed the principal amount of the 2023 Note and fully redeemed the principal amount of the 2nd 2023 Note and 3rd 2023 Note in addition to all accrued interest and commitment fees owing for approximately $2.1 million.

Demand Notes

Between May 17, 2023 and May 18, 2023, the Company issued secured demand promissory notes (the “Demand Notes”) to certain investors (the “Demand Holders”) in an aggregate principal amount equal to $229,877. The Demand Notes are due and payable at any time upon demand by a Demand Holder after the earlier of (i) the consummation of the Company’s first securities offering after the issuance of the Demand Notes and (ii) July 16, 2023. The Demand Notes do not bear interest. In connection with the issuance of the Demand Notes, the Company agreed to issue, pending shareholder approval, to the Demand Holders an aggregate of 76,626 shares of the Company’s common stock.

On May 30, 2023, the Company issued secured demand promissory notes (the “2nd Demand Notes”) to certain investors (the “2nd Demand Holders”) in an aggregate principal amount equal to $140,804. The 2nd Demand Notes are due and payable at any time upon demand by a 2nd Demand Holder after the earlier of (i) the consummation of the Company’s first securities offering after the issuance of the 2nd Demand Notes and (ii) July 16, 2023. The 2nd Demand Notes do not bear interest. In connection with the issuance of the 2nd Demand Notes, the Company agreed to issue, pending shareholder approval, to the 2nd Demand Holders an aggregate of 46,935 shares of the Company’s common stock.

Exchange Agreements

On June 4, 2023, the Company entered into Exchange Agreements (the “Exchange Agreements”): (i) with the October Investors for the exchange of October Notes in the aggregate principal amount of $2.6 million for 2,622 shares of the Company’s newly created Series F Convertible Preferred Stock (“Series F Preferred Stock”), in the aggregate; (ii) with the January Investors for the exchange of January Notes in the aggregate principal amount of $0.2 million for 206 shares of Series F Preferred Stock, in the aggregate; (iii) with the Demand Noteholders for the exchange of Demand Notes in the principal amount of $0.6 million for 576 shares of Series F Preferred Stock, in the aggregate; and (iv) with the purchasers of the Company’s Series D Preferred Stock for the exchange of 1,197 shares of Series D Preferred Stock for 1,847 shares of Series F Preferred Stock, in the aggregate.

In addition, in connection with the Exchange Agreements, the Company issued new five-year warrants to purchase an aggregate of 592,129 shares of Common Stock (the “Exchange Warrants”) to the October Investors, the January Investors, and the purchasers of the Company’s Series D Preferred Stock. The Exchange Warrants are exercisable at an exercise price of $8.868 per share of Common Stock, subject to certain adjustments as set forth in the Exchange Warrants. The holders may exercise the Exchange Warrants on a cashless basis if the shares of our Common Stock underlying the Exchange Warrants are not then registered pursuant to an effective registration statement. The Company concluded that the Exchange Warrants are liability classified.

For the October Investors, the total fair value of Series F Preferred Stock and Warrant Liability issued was $1.7 million ($1.1 million for Series F Preferred Stock and $0.6 million for Warrant Liability). For the January Investors, the total fair value of Series F Preferred Stock and Warrant Liability issued was $0.13 million ($0.1 million for Series F Preferred Stock and $0.03 million for the Warrant Liability). For the Demand Note holders, the total fair value of Series F Preferred Stock and Warrant Liability issued was $0.4 million ($0.2 million for Series F Preferred Stock and $0.2 million for the Warrant Liability). For the purchasers of the Company’s Series D Preferred Stock, the Company accounted for the exchange as an extinguishment of the Series D Preferred Stock. The Company recorded the total fair value of Series F Preferred Stock and Warrant Liability of $1.2 million ($0.7 million for Series F Preferred Stock and $0.5 million for the Warrant Liability) and the difference of $0.5 million with the $0.7 million carrying value of the Series D Preferred Stock as a deemed dividend and reduction to additional-paid-in-capital.

Series F-1 Preferred Stock Offering

On June 13, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which, at the closing of the transactions contemplated by the Purchase Agreement (the “Closing”) the Purchasers agreed to purchase an aggregate of 3,583 shares of the Company’s newly created Series F-1 Convertible Preferred Stock (“Series F-1 Preferred Stock”) for an aggregate purchase price of approximately $2.3 million .. In addition, in connection with the issuance of the Series F-1 Preferred Stock, the Purchasers will receive five-year warrants to purchase an aggregate of 398,377 shares of Common Stock (defined below) (the “Series F-1 Warrants”). The Series F-1 Warrants will be exercisable at an exercise price of $8.994 per share of the Company’s common stock, subject to certain adjustments as set forth in the Warrants. The holders may exercise the Warrants on a cashless basis if the shares of our Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. The obligations of the Company and the Purchasers to consummate the transactions contemplated by the Purchase Agreement are subject to the satisfaction on or prior to the Closing of customary closing conditions.

Series F-2 Preferred Stock Offering

On June 14, 2023, the Company entered into a Securities Purchase Agreement (the “F-2 Purchase Agreement”) with certain accredited investors (the “F-2 Purchasers”), pursuant to which, at the closing of the transactions contemplated by the Purchase Agreement (the “F-2 Closing”) the F-2 Purchasers agreed to purchase an aggregate of 1,153 shares of the Company’s newly created Series F-2 Convertible Preferred Stock (“Series F-2 Preferred Stock”) for an aggregate purchase price of approximately $0.7 million. In addition, in connection with the issuance of the Series F-2 Preferred Stock, the F-2 Purchasers will receive five-year warrants to purchase an aggregate of 124,946 shares of Common Stock (defined below) (the “F-2 Warrants”). The F-2 Warrants will be exercisable at an exercise price of $9.228 per share of Common Stock, subject to certain adjustments as set forth in the F-2 Warrants. The holders may exercise the F-2 Warrants on a cashless basis if the shares of our Common Stock underlying the F-2 Warrants are not then registered pursuant to an effective registration statement. The obligations of the Company and the F-2 Purchasers to consummate the transactions contemplated by the F-2 Purchase Agreement are subject to the satisfaction on or prior to the F-2 Closing of customary closing conditions.

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

Note 3 - Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The condensed consolidated results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results for the full year or the results for any future periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2022 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to the valuation of its business combination, senior secured convertible notes and warrants, Series F/F-1/F-2 Preferred Stock, warrants, and equity-based awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Revenue recognized during the six months ended June 30, 2023 was generated by the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation, and was immaterial. No revenue was recognized by the Company during the six months ended June 30, 2022.

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

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. On January 3, 2023, the Company acquired Crown Fiber Optics, Corp. (see Note 1) and is currently in the process of integrating this new business line including identifying leadership, and aligning management reporting and allocation methodologies. The Company is assessing its current segment structure in conjunction with the integration efforts.

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

Deferred Debt Issuance Costs

The Company accounts for debt issuance costs related to its Line of Credit as a deferred asset which is amortized over the life of the Line of Credit. Since the Company has elected the fair value option for its convertible notes (see below), upon a draw down, a portion of the deferred asset balance will be amortized to other expense. On the issuance date of the Company’s Line of Credit, the cost related to issuance of the Series E preferred shares and the warrant to purchase Series E preferred shares was recorded as a deferred asset.

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

Convertible Notes and Notes Payable

In accordance with Accounting Standards Codification 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option for recognition of its convertible notes and notes payable. In accordance with ASC 825, the Company recognizes these notes at fair value with changes in fair value recognized in the statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes and notes payable were recognized in other expense. The Company will include the interest expense as a component of the notes fair value.

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

Under the guidance of ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, the Company concluded the warrants should be recorded as a deferred asset. At issuance and as of June 30, 2023, since no loan amounts were drawn down, the SLOC warrant is recorded as a deferred asset at fair value and will be amortized over the life of the SLOC. Upon a draw down, the remaining balance of the deferred asset would be reclassified to debt discount and amortized under the effective interest method over the one-year term of the loan.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2023 and 2022 are as follows:

	June 30,
	2023	2022

Series A preferred stock	3,146	3,146
Series B preferred stock	33,883	33,883
Series C preferred stock	9,346	9,346
Series F preferred stock	592,130	-
Series F-1 preferred stock	398,377	-
Series F-2 preferred stock	124,946	-
Convertible notes	11,667	-
Warrants to purchase common stock (excluding penny warrants)	1,760,095	78,787
Warrants to purchase Series E preferred stock	750,000	-
Options to purchase common stock	157,779	151,892
Unvested restricted stock units	7,139	8,613
Commitment shares	783,806	-
	4,632,314	285,667

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

Note 4 – Acquisitions

On January 3, 2023, the Company completed its Business Combination as described in Note 1. In accordance with the terms of the Business Combination, the Company paid cash consideration of approximately $0.65 million. The Business Combination included approximately 12 employees, customer contracts, and certain operating liabilities. The initial purchase price may be adjusted as needed per the terms of the agreement. The measurement period for the Business Combination will be up to one year from the acquisition date.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed for the Amerigen 7 acquisition (in thousands):

Property and equipment	$655
Intangible assets	200
Security deposits	5
Accrued expenses	(529)
Notes payable	(338)
Total identifiable assets and liabilities acquired	(7)
Goodwill	652
Total purchase consideration	$645

The Company engaged an independent valuation specialist to conduct a valuation analysis of the identifiable intangible assets acquired by the Company with the objective of estimating the fair value of such assets as of January 3, 2023. The valuation specialist utilized the Income Approach, specifically the Multi-Period Excess Earnings Method, to value the existing customer relationship.

Note 5 - Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022

License fees	$215	$300
Notes receivable	-	-
Professional fees	385	-
Insurance	34	142
Hudson warrant *	86	85
Other	36	63
Total	$756	$590

*	Fair value of warrant issued to Hudson Pacific Properties, L.P. (See Note 13)

Note 6 - Property & Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	June 30,	December 31,
	2023	2022

Equipment	$2,456	$1,457
Leasehold improvements	362	362
Vehicles	159	-
Computers	55	52
Other	44	-
Total	3,076	1,871
Less accumulated depreciation and amortization	(710)	(462)
Property and equipment, net	$2,366	$1,409

Depreciation expense for the three months ended June 30, 2023 and 2022 was $0.1 million and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $0.3 million and $0.1 million, respectively.

Note 7 - Intangible Assets, Net

Intangible assets, net, consists of the following (in thousands):

	June 30,	December 31,
	2023	2022

Patents	$1,800	$1,800
Research license	375	375
Customer relationships	200	-
Total	2,375	2,175
Accumulated amortization	(687)	(577)
Intangible assets, net	$1,688	$1,598

The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of June 30, 2023 (in thousands):

Estimated Amortization Expense

Six months ended December 31, 2023	$121
Year ended December 31, 2024	235
Year ended December 31, 2025	234
Year ended December 31, 2026	197
Year ended December 31, 2027 and thereafter	901
Total	$1,688

For the three months ended June 30, 2023 and 2022, amortization expense was approximately $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2023 and 2022, amortization expense was approximately $0.1 million and $0.1 million, respectively.

Note 8 – Deferred Debt Issuance Costs

Deferred debt issuance costs consist of the following (in thousands):

	June 30, 2023	December 31, 2022
SLOC	$150	$223
Line of Credit	$9,943	-
Total	10,093	223
Accumulated amortization	(4,274)	(73)
Deferred debt issuance costs, net	$5,819	$150

Line of Credit

On February 2, 2023, the Company entered into its Line of Credit and recorded deferred debt issuance costs of approximately $9.9 million (See Note 2). During the six months ended June 30, 2023, the Company recognized amortization expense of approximately of $4.1 million in connection with the Line of Credit, which is recorded as interest expense on the accompanying condensed consolidated statement of operations. During the six months ended June 30, 2023, in connection with the $2.4 million draw down and issuance of the convertible promissory notes, the Company recognized amortization expense of approximately $0.2 million, which is recorded as interest expense on the accompanying condensed consolidated statement of operations (See Note 2).

SLOC

For the three months ended June 30, 2023 and 2022, in connection with its SLOC, the Company recognized amortization expense of approximately $28,000 and $26,000, respectively, which is recorded as interest expense on the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2023 and 2022, in connection with its SLOC, the Company recognized amortization expense of approximately $69,000 and $29,000, respectively.

Note 9 - Fair Value Measurements

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2023 and December 31, 2022:

	Fair value measured at June 30, 2023
	Total carrying value at June 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Convertible notes	$1,470	$-	$-	$1,470
Warrant liability	$2,721	$-	$-	$2,721

	Fair value measured at December 31, 2022
	Total carrying value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Convertible notes	$1,654	$-	$-	$1,654
Warrant liability	$972	$-	$-	$972

For the six months ended June 30, 2023 there was an increase of approximately $1.6 million in Level 3 liabilities measured at fair value.

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

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2023. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

	Convertible Notes	Warrant Liability
Balance at December 31, 2022	$1,654	$972
Conversion of October convertible notes	(516)
Issuance of convertible note in connection with Line of Credit	2,000
Change in fair value of convertible notes in connection with March waiver agreement	368
Gain on issuance of convertible note	(64)
January Notes - reclass to fair value option	1,117
Settlement in Connection with October Note	(2,166)
Conversion of October Notes	(1,685)
Settlement in Connection with LOC	(5,893)
LOC Note issuance	350
Warrants issued in connection with January promissory note		157
Warrants issued in connection with Line of Credit		5,593
Warrants issued in connection with inducement agreement		760
Warrants issued in connection with February waiver agreement		711
Fair value of warrants exercised		(759)
Other income (expense):		504
Warrants Issued in connection with Demand Notes Series F Exchange		140
Warrants Issued in connection with January Notes Series F Exchange		50
Warrants Issued in connection with October Notes Series F Exchange		639
Warrants Issued in connection with Series D to Series F Exchange		450
Warrants Issued in connection with Series F-1		956
Warrants Issued in connection with Series F-2		285
Change in fair value	6,305	(7,737)
Balance at June 30, 2023	$1,470	$2,721

Convertible Notes

During the year ended December 31, 2022, the Company issued convertible promissory notes (the “2022 Notes”). The fair value of the 2022 Notes on the issuance dates, and as of December 31, 2022 were estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the common stock price, volatility, and risk-free interest rates. Significant changes in these inputs may result in significantly lower or higher fair value measurement. The Company elected the fair value option when recording its 2022 Notes and the 2022 Notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed consolidated financial statements.

During the six months ended June 30, 2023, seven noteholders converted a portion of their 2022 Notes into 248,981 shares of the Company’s commons stock (See Note 11). The fair value of the converted notes totaled $2.2 million.

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

On June 4, the Company entered into an Exchange Agreement where the 2022 Notes balance with a fair value of $0.2 million was exchanged for Series F Preferred stock. As of June 30, 2023, there was no outstanding balance related to the 2022 Notes.

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

Between May 17, 2023 and May 30, 2023 the Company drew down $0.4 million from the Line of Credit and in accordance with the terms of the agreement issued the 2nd and 3rd Notes.

As of June 30, 2023, the fair value of the 2023 Note was approximately $0.3 million.

Warrants

Senior Secured Notes

In connection with the issuance of its senior secured notes on January 3, 2023 (See Note 11), the Company issued 41,667 warrants to purchase shares of the Company’s common stock. The warrants had a fair value at issuance of $157,000, and as of June 30, 2023 have a fair value of $35,000.

Line of Credit

On February 2, 2023, in connection with the issuance of its Line of Credit, the Company issued 45,000 warrants to purchase shares of its Series E preferred stock (See Note 13). The warrants had a fair value at issuance of approximately $5.6 million, and as of June 30, 2023 have a fair value of approximately $0.4 million.

Warrant Inducement and Exercise Agreement

During the year ended December 31, 2022, in connection with the 2022 Notes, the Company issued 362,657 warrants to purchase shares of the Company’s common stock.

During the six months ended June 30, 2023, in connection with its 2022 Notes, the Company entered into a warrant inducement and exercise agreement with certain holders. Under the terms of the agreement, the holders exercised 106,764 warrants with a fair value of approximately $0.76 million and the Company issued 106,764 new warrants to purchase shares of its common stock with a fair value of $1.26 million. The Company recognized a loss on extinguishment of the warrants of approximately $0.5 million which is included in other income (expense) on the accompanying condensed statement of operations.

February Waiver Agreement

As consideration for the February waiver agreement, the Company issued 96,890 warrants to purchase shares of the Company’s common stock with a fair value of $0.7 million on issuance date.

As of June 30, 2023, there are 459,547 warrants outstanding issued in connection with the 2022 Notes, with a fair value of approximately $0.4 million.

The warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed consolidated financial statements.

Exchange Agreements

As part of the Exchange Agreements, the Company issued 592,129 warrants to purchase shares of the Company’s common stock. The Company concluded that the Exchange Warrants are liability classified with a fair value of $1.3 million as of June 4, 2023 issuance date. As of June 30, 2023, the fair value of the Exchange Warrants is $1.0 million.

Series F-1 and F-2 Issuances

As part of the Series F-1 and F-2 Preferred Stock issuances, the Company issued 523,323 warrants to purchase shares of the Company’s common stock. The Company concluded that the Series F-1 and Series F-2 Warrants are liability classified with a fair value of $1.2 million as of the issuance date. As of June 30, 2023, the fair value of the Series F-1 and Series F-2 Warrants is $0.9 million.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants on the issuance dates and as of June 30, 2023 and December 31, 2022 is as follows:

	Series F / F-1 / F-2	2022 Notes	Warrants - January Note	Warrants - Series E - LOC	December 31, 2022
Date	6/4/2023	6/30/2023	6/30/2023	6/30/2023	12/31/2022
Dividend yield	0.0%	0.0%	0.0%	0.0%	0%
Expected price volatility	50.0%	50.0%	50.0%	50.0%	48.7%
Risk free interest rate	3.8% - 4.1%	4.19% - 4.26%	4.22%	4.20%	4.74%
Expected term (in years)	5.0	4.3 - 4.7	4.5	4.6	0.8

Significant changes in the expected price volatility and expected term would result in significantly lower or higher fair value measurement of the warrants, respectively.

Note 10 - Accrued Expenses

As of June 30, 2023 and December 31, 2022, the Company’s accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022

Payroll and related expenses	$274	$-
Bonus	-	510
Taxes	32	-
Insurance	-	104
Other expenses	103	7
Total	$409	$621

Note 11 - Notes Payable

Convertible Notes

2022 Notes

On October 19, 2022, the Company issued its 2022 Notes with a principal balance of approximately $5.4 million and warrants to purchase 362,657 shares of the Company’s common stock for net proceeds of $3.5 million. The 2022 Notes were issued with a conversion price at a 54% premium to the most recent closing price, an original issue discount (“OID”) of 35%, do not bear interest, and mature upon the earlier of twelve months from the date of issuance or the closing of a change of control transaction (as defined in the 2022 Notes). The 2022 Notes are convertible into shares of the Company’s common stock at a conversion price of $29.7 per share, subject to adjustment under certain circumstances described in the notes. The 2022 Notes are secured by all of the Company’s assets (subject to exceptions for certain strategic transactions). The warrants have an exercise price of $19.32 per share and expire five years from the issuance date (subject to adjustment under certain circumstances described in the warrants).

During the six months ended June 30, 2023, in connection with its 2022 Notes, the Company entered into a warrant inducement and exercise agreement with certain holders of the 2022 Notes (See Notes 7 and 13).

On February 28, 2023, the Company entered into waiver agreements with holders of the 2022 Notes which extended the maturity date of the 2022 Notes from October 19, 2023 to April 18, 2024. As consideration for this agreement, the Company issued 96,890 warrants to purchase shares of the Company’s common stock (See Note 7 and 13).

On March 24, 2023, the Company entered into the waiver agreements with holders of the 2022 Notes to eliminate the minimum pricing covenant as it relates to Company’s At-The-Market facility. As consideration for this agreement, the Company provided the holders with two options to choose from i) to take an additional 5% OID on their October note principal or ii) pending shareholder approval, to be issued shares of common stock with a value equal to the 5% OID, and to issue total shares of 31,724 as converted using the Nasdaq minimum price of $9.42. During the six months ended June 30, 2023, six of the note holders elected option i), and the Company increased the respective principal balance of the notes by approximately $0.15 million. The remaining noteholders elected option ii), and as of the date of this report, no shares of common stock have been issued. The Company recorded expense of $0.3 million associated with the commitment to issue shares of the Company’s common stock.

On May 12, 2023, the Company entered into letter agreements (the “Inducement Agreements”) with certain of the October Investors, pursuant to which such October Investors agreed to reduce the conversion price of October Notes in an aggregate principal amount equal to $1,500,000, to $9.42 per share, which are now convertible into 161,561 shares of the Company’s common stock, representing an increase of 83,849 shares in excess of the number of shares into which such October Notes were convertible prior to the Company’s entry into the Inducement Agreements.

On May 17, 2023, the Company entered into Inducement Agreements with the remaining October Investors, pursuant to which such October Investors agreed to reduce the conversion price of October Notes in an aggregate principal amount equal to $1,392,657, to $10.932 per share, which are now convertible into 127,393 shares of the Company’s common stock, representing an increase of 55,242 shares in excess of the number of shares into which such October Notes were convertible prior to the Company’s entry into the Inducement Agreements.

The Company elected to account for the October Notes under the fair value option. For the Inducement Agreements that were entered into as described in Note 2, the Company accounted for the change in the terms through the fair value adjustment of $2.7 million, which is included in the $6.9 million Change in FV of Notes on the Income Statement, upon the settlement of $0.2 million principal balance of the October Notes on June 4, 2023 as part of the Exchange Agreements and $1.0 million principal balance of October Notes on June 21, 2023 based on the issuance of 248,981 shares of the Company’s Common Stock.

2023 Note

On February 3, 2023, upon drawing down on the Line of Credit, the Company issued its 2023 Note totaling $2.0 million, which is due and payable 60 days from the issuance date. The 2023 Note is non-interest bearing and secured by the Company’s assets. The 2023 Note issued with the initial $2.0 million drawdown is convertible into shares of the Company’s common stock, at a conversion price per share of $30.00 per share, subject to adjustment under certain circumstances described in the 2023 Note. Notes evidencing future withdrawals, if any, will be convertible into common stock only upon the declaration of an event of default under such promissory note.

On April 14, 2023, the Company entered into a First Amendment to the 2023 Note with the lender, pursuant to which the lender agreed to extend the maturity date of the 2023 Note balance until May 1, 2023 in exchange for 33,333 shares of the Company’s common stock pending shareholder approval. The 2023 Note was further amended to accrue interest at the fifteen percent (15%) per annum from the original funding date of the 2023 Note. The Company recorded a change in fair value adjustment of $0.2 million related to the commitment to issue 33,333 shares of the Company’s common stock.

On May 1, 2023, the Company entered into a Second Amendment to the 2023 Note with the lender, pursuant to which the lender agreed to extend the maturity date of the 2023 Note balance until May 15, 2023

On May 15, 2023, the Company entered into a Third Amendment to the 2023 Note with the lender, pursuant to which the lender agreed to extend the maturity date of the 2023 Note until June 7, 2023 in exchange for 4,000 shares of the Company’s Series E Preferred Stock, which are convertible into 66,667 shares of the Company’s common stock pending shareholder approval. The Company recorded a change in fair value adjustment of $0.7 million related to the commitment to issue 4,000 shares of the Company’s Series E Preferred Stock.

On May 16, 2023, the Company made a second draw of $0.2 million under the Line of Credit. Upon drawing down on the Line of Credit, the Company issued a second Secured Promissory Note (the “2nd 2023 Note”) which is due and payable July 16, 2023. The 2nd 2023 Note shall accrue interest at the fifteen percent (15%) per annum from the original funding date of the 2nd 2023 Note.

On May 26, 2023, the Company made a third draw of $0.15 million under the Line of Credit. Upon drawing down on the Line of Credit, the Company issued a third Secured Promissory Note (the “3rd 2023 Note”) which is due and payable June 2, 2023. The 3rd 2023 Note included a $200,000 Commitment fee and does not bear interest. With the 3rd 2023 Note, the Company recorded a change in fair value adjustment of $0.2 million related to the Commitment fee.

On May 26, 2023, the Company entered into that certain Fourth Amendment to the 2023 Note with the lender, pursuant to which the Company will issue to Holder a convertible promissory note in the principal amount of $0.15 million due June 2, 2023 in exchange for 4,000 shares of the Company’s Series E Preferred Stock, which are convertible into 66,667 shares of the Company’s common stock pending shareholder approval. The Company recorded a change in fair value adjustment of $0.6 million related to the commitment to issue 4,000 shares of the Company’s Series E Preferred Stock.

On June 13, 2023, the Company partially redeemed the principal of the 2023 Note and fully redeemed the principal of the 2nd 2023 Note and the 3rd 2023 Notes in addition to all accrued interest and commitment fees owing for approximately $2.1 million. With the settlement of the 2nd 2023 and the 3rd 2023 Note, the Company recorded a change in fair value adjustment of $0.1 million.

On June 30, 2023, the Company and the LOC Lender agreed to amend the 2nd 2023 Note and the 3rd 2023 Note to extend the maturity dates of each until July 16, 2023. In connection with the amendments, the Company agreed to issue to the LOC Lender: 5,000 shares of the Company’s Series E Preferred Stock, which is convertible into 83,333 shares of the Company’s Common Stock. Additionally, the Company agreed to issue an additional 8,000 shares of the Company’s Series E Preferred Stock, which is convertible into 133,333 shares of the Company’s Common Stock, to the LOC Lender for failure to comply with a covenant in the Line of Credit, as amended. The Company recorded a change in fair value adjustment of $2.0 million related to the commitment to issue 13,000 shares of the Company’s Series E Preferred Stock pending shareholder approval.

Senior Secured Notes

On January 3, 2023, the Company issued senior secured notes with a principal balance of approximately $1.2 million and warrants to purchase 41,667 shares of the Company’s common stock for net proceeds of $1.0 million. The senior secured notes were issued with an original issue discount of 16.7%, do not bear interest, and mature three months from the date of issuance (unless extended pursuant to the terms of the notes). Pursuant to these terms, the Notes were subsequently extended to May 3, 2023 incurring an additional 10% on Principal or $120,000. The warrants are exercisable for five years at an exercise price of $19.32, subject to adjustment under certain circumstances described in the warrants.

On May 8, 2023, the Company entered into a letter agreement (the “Extension Letter”) with the lead noteholder and collateral agent for the January Notes (the “Agent”), pursuant to which we agreed to issue an aggregate of 11,833 shares of Common Stock to the holders of January Notes in exchange for the extension of the maturity date thereof until May 15, 2023.

On May 15, 2023, the Agent agreed to grant us an additional extension of the maturity date thereof until May 23, 2023 in exchange for the issuance by us to the holders of January Notes, on a pro rata basis, of 66,667 shares of our Common Stock, pending shareholder approval.

Subsequently, on May 23, 2023, the Agent agreed to grant us an extension of the maturity date thereof until May 31, 2023 in exchange for the issuance by us to the January Investors, on a pro rata basis, of 25,000 shares of our Common Stock, pending shareholder approval.

Thereafter, on May 31, 2023, the Agent for the January Notes agreed to grant us an extension of the maturity date thereof until June 12, 2023 in exchange for the issuance by us to the January Investors, on a pro rata basis, of 100,000 shares of our Common Stock, pending shareholder approval.

With the completion of the Extension Letter and additional extensions, the Company concluded that a troubled debt restructuring did not occur, but an extinguishment of the outstanding senior secured notes occurred. Subsequent to the extinguishment, the Company concluded to account for the senior secured notes using the fair value option. The Company recorded an extinguishment loss of $2.2 million. The loss was comprised of the fair value of the shares of Common Stock on the dates issued to extend the maturity date as discussed above.

On June 4, 2023, $0.2 million of the outstanding senior secured notes was settled as part of the Exchange Agreements described below. The Company accounted for the settlement as an extinguishment that resulted in a gain being recognized of $0.1 million and resulted in $0.1 million being recorded as Series F convertible preferred stock and $0.1 million being recorded as part of the warrant liability.

On June 30, 2023, the Company and the remaining January Investors agreed to extend the maturity date of the January Notes until July 31, 2023, in exchange for 41,667 shares of our Common Stock pending approval by shareholders. The Company recorded a change in fair value adjustment of $0.3 million based on the fair value of the 41,667 shares of Common Stock. As of June 30, 2023, the fair value of the outstanding senior secured notes approximated the principal balance of $1.1 million.

The secured notes and warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any state and were offered and sold in reliance upon the exemption from registration afforded by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Investors are “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act.

Note 12 – Stockholders’ Equity

Preferred Stock

As of June 30, 2023 and December 31, 2022, there were 50,000,000 authorized shares of the Company’s preferred stock, par value $0.0001.

Series A Preferred Sock

As of June 30, 2023 and December 31, 2022, 251 shares of Series A preferred stock are issued and outstanding.

Series B Preferred Stock

As of June 30, 2023 and December 31, 2022, 1,443 shares of Series B preferred stock are issued and outstanding.

Series C Preferred Stock

As of June 30, 2023 and December 31, 2022, 500,756 shares of Series C preferred stock are issued and outstanding.

Series D Preferred Stock

On July 8, 2022, the Company’s Board of Directors authorized 7,000 shares of Series D preferred stock with a par value of $0.0001 per share. Each preferred share of Series D preferred stock has a stated valued of $16.67 per share, is convertible into shares of the Company’s common stock at an initial conversion price of $78.00 per share, and is entitled to a dividend of 12% per annum. The cumulative dividends shall be paid in common stock based on the conversion price in effect on the applicable conversion date. All accrued but unpaid dividends on shares of Series D preferred stock shall increase the stated value of such shares. The Company may redeem all, but not less than all, of the Series D preferred stock for cash, at a price per share of Series D preferred stock equal to 125% of the stated value. The Series D preferred stock has no voting rights.

In July 2022, the Company issued 1,058 shares of Series D preferred stock for approximately $1.1 million. As of June 30, 2023 and December 31, 2022, zero and 1,058 shares of Series D preferred stock are issued and outstanding. 1,058 shares of Series D preferred stock were exchanged for Series F Preferred Stock and Exchange Warrants as part of the Exchange Agreements during June 2023.

In connection with the issuance of the 1,058 shares of Series D preferred stock, the Company issued 13,568 equity-classified warrants to purchase shares of the Company’s common stock with an exercise price of $78.00 per share. The proceeds from the Series D preferred stock were allocated between the warrants and the Series D preferred stock based on their relative fair values.

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

During the six months ended June 30, 2023, the Company filed the first amendment to its Series D preferred stock, which modifies the conversion price of the Series D preferred stock from $78.00 to $30.00 per share. The modification increased the fair value of the Series D preferred stock by approximately $6,000, which the Company recorded as a deemed dividend.

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

As of June 30, 2023, following Series E conversions, zero shares of Series E preferred stock are issued and outstanding. There were no shares of Series E preferred stock issued and outstanding as of December 31, 2022.

Series F Preferred Stock

On June 4, 2023, the Company entered into Exchange Agreements: (i) with the October Investors for the exchange of October Notes in the aggregate principal amount of $2.6 million for 2,622 shares of the Company’s newly created Series F Convertible Preferred Stock (“Series F Preferred Stock”), in the aggregate; (ii) with the January Investors for the exchange of January Notes in the aggregate principal amount of $0.2 million for 206 shares of Series F Preferred Stock, in the aggregate; (iii) with the Demand Noteholders for the exchange of Demand Notes in the principal amount of $0.6 million for 576 shares of Series F Preferred Stock, in the aggregate; and (iv) with the purchasers of the Company’s Series D Preferred Stock for the exchange of 1,197 shares of Series D Preferred Stock for 1,847 shares of Series F Preferred Stock, in the aggregate.

In addition, in connection with the Exchange Agreements, the Company issued new five-year warrants to purchase an aggregate of 592,129 shares of Common Stock (the “Exchange Warrants”) to the October Investors, the January Investors, and the purchasers of the Company’s Series D Preferred Stock. The Exchange Warrants are exercisable at an exercise price of $8.868 per share of Common Stock, subject to certain adjustments as set forth in the Exchange Warrants. The holders may exercise the Exchange Warrants on a cashless basis if the shares of our Common Stock underlying the Exchange Warrants are not then registered pursuant to an effective registration statement. The Company concluded that the Exchange Warrants are liability classified.

For the October Investors, the total fair value of Series F Preferred Stock and Warrant Liability issued was $1.7 million ($1.1 million for Series F Preferred Stock and $0.6 million for Warrant Liability). For the January Investors, the total fair value of Series F Preferred Stock and Warrant Liability issued was $0.13 million ($0.1 million for Series F Preferred Stock and $0.03 million for the Warrant Liability). For the Demand Note holders, the total fair value of Series F Preferred Stock and Warrant Liability issued was $0.4 million ($0.2 million for Series F Preferred Stock and $0.2 million for the Warrant Liability). For the purchasers of the Company’s Series D Preferred Stock, the Company accounted for the exchange as an extinguishment of the Series D Preferred Stock. The Company recorded the total fair value of Series F Preferred Stock and Warrant Liability of $1.2 million ($0.7 million for Series F Preferred Stock and $0.5 million for the Warrant Liability) and the difference of $0.5 million with the $0.7 million carrying value of the Series D Preferred Stock as a deemed dividend and reduction to additional-paid-in-capital.

Series F-1 Preferred Stock

On June 13, 2023, the Company entered into the Purchase Agreement with the “Purchasers, pursuant to which, at the closing of the transactions contemplated by the Closing, the Purchasers agreed to purchase an aggregate of 3,583 shares of the Company’s newly created Series F-1 Convertible Preferred Stock (“Series F-1 Preferred Stock”) for an aggregate purchase price of approximately $2.3 million. In addition, in connection with the issuance of the Series F-1 Preferred Stock, the Purchasers will receive five-year warrants to purchase an aggregate of 398,377 shares of Common Stock (defined below) (the “Series F-1 Warrants”). The Series F-1 Warrants will be exercisable at an exercise price of $8.994 per share of the Company’s Common Stock, subject to certain adjustments as set forth in the Series F-1 Warrants. The holders may exercise the Series F-1 Warrants on a cashless basis if the shares of our Common Stock underlying the Series F-1 Warrants are not then registered pursuant to an effective registration statement. The obligations of the Company and the Purchasers to consummate the transactions contemplated by the Purchase Agreement are subject to the satisfaction on or prior to the Closing of customary closing conditions.

The Company allocated the proceeds of $2.3 million to the liability classified Warrants with a fair value of $0.9 million and the remaining proceeds of $1.4 million to the Series F-1 Preferred Stock.

Series F-2 Preferred Stock Offering

On June 14, 2023, the Company entered into a F-2 Purchase Agreement with the F-2 Purchasers pursuant to which, at the closing of the transactions contemplated by the F-2 Closing, the F-2 Purchasers agreed to purchase an aggregate of 1,153 shares of the Company’s newly created the Series F-2 Preferred Stock for an aggregate purchase price of approximately $0.7 million. In addition, in connection with the issuance of the Series F-2 Preferred Stock, the F-2 Purchasers will receive five-year warrants to purchase an aggregate of 124,946 shares of Common Stock (defined below) (the “F-2 Warrants”). The F-2 Warrants will be exercisable at an exercise price of $9.228 per share of Common Stock, subject to certain adjustments as set forth in the F-2 Warrants. The holders may exercise the F-2 Warrants on a cashless basis if the shares of our Common Stock underlying the F-2 Warrants are not then registered pursuant to an effective registration statement. The obligations of the Company and the F-2 Purchasers to consummate the transactions contemplated by the F-2 Purchase Agreement are subject to the satisfaction on or prior to the F-2 Closing of customary closing conditions.

The Company allocated the proceeds of $0.7 million to the liability classified the F-2 Warrants with a fair value of $0.3 million and the remaining proceeds of $0.4 million to the Series F-2 Preferred Stock.

Common Stock

Change in Authorized Shares

On December 22, 2022, the Company’s Board of Directors approved increasing the Company’s authorized shares of common stock from 200,000,000 to 800,000,000 shares.

Reverse Stock Split

On August 11, 2023, the Company’s Board of Directors authorized a reverse stock split (‘Reverse Stock Split”) at an exchange ratio of one (1) share of common stock for every sixty (60) shares of common stock. The Reverse Stock Split was effective on August 15, 2023, such that every sixty (60) shares of common stock have been automatically converted into one (1) share of common stock. The Company did not issue fractional certificates for post-reverse split shares in connection with the Reverse Stock Split. Rather, all shares of common stock that were held by a stockholder were aggregated and each stockholder was entitled to receive the number of whole shares resulting from the combination of the shares so aggregated. Any fractions resulting from the Reverse Stock Split computation were rounded up to the next whole share.

Warrant Exercises

During the six months ended June 30, 2023, the Company issued 106,764 shares of its common stock in connection with the exercise of 106,764 warrants, receiving net proceeds of approximately $2.06 million at a weighted average price of $19.30 per share.

During the six months ended June 30, 2023, the Company issued 2,493 shares of its common stock in connection with the exercise of 2,778 penny warrants.

ATM Offering

As of June 30, 2023, the Company has received net proceeds on sales of 211,667 shares of common stock under its ATM Offering (See Note 2) of approximately $2.1 million (after deducting $0.1 million in commissions and expenses) at a weighted average price of $10.38 per share.

Restricted Stock

During the six months ended June 30, 2023, the Company issued 500,000 shares of its common stock in connection with vested restricted stock units.

Note 13 – Stock-Based Compensation, Stock Options, Restricted Stock Units and Warrants:

On December 22, 2022, the Company adopted its 2022 Long-Term Incentive Plan (the “2022 Plan”). Under the 2022 Plan, there are 70,000 shares of the Company’s common stock available for issuance and the 2022 Plan has a termination date of October 31, 2032.

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

On December 16, 2020, the Company adopted its 2020 Long-Term Incentive Plan (the “2020 Plan”). Under the 2020 Plan, there are 88,889 shares of the Company’s common stock available for issuance and the 2020 Plan has a term of 10 years. The available shares in the 2020 Plan will automatically increase on the first trading day in January of each calendar year during the term of this Plan, commencing with January 2021, by an amount equal to the lesser of (i) five percent (5%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 16,667 shares of common stock or (iii) such number of shares of common stock as may be established by the Company’s Board of Directors.

The Company grants equity-based compensation under its 2020 Plan and its 2016 Equity Incentive Plan (the “2016 Plan”). The 2020 Plan and 2016 Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants. On June 14, 2019, the Board of Directors of the Company approved increasing the number of shares allocated to the Company’s 2016 Equity Incentive Plan from 91,667 to 122,222.

Under the 2016 Plan and the 2020 Plan, upon the exercise of stock options and issuance of fully vested restricted common stock, shares of common stock may be withheld to satisfy tax withholdings. The Company intends to net settle certain employee options to ensure adequate authorized shares under the Incentive Plan.

Stock-based compensation:

The Company recognized total expenses for stock-based compensation during the six months ended June 30, 2023 and 2022, which are included in the accompanying statements of operations, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Research and development expenses	$45	$445	$104	$500
Selling, general and administrative expenses	87	1,003	209	2,031
Total stock-based compensation	$132	$1,448	$313	$2,531

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

A summary of activity under the 2016 and 2020 Plans for the six months ended June 30, 2023 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021
Granted
Canceled
Forfeited
Outstanding at December 31, 2022	159,295	$153.35	6.5	$26,188
Forfeited	(1,516)	$196.86	-
Outstanding at June 30, 2023	157,779	$157.47	6.0	$-

Exercisable at June 30, 2023	142,884	$167.85	5.7	$-

Restricted stock units:

A summary of the Company’s restricted stock activity during the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 21, 2022	10,483	$82.02
Vested	(3,344)	$104.04
Unvested at June 30, 2023	7,139	$71.68

Warrants:

A summary of the Company’s warrant (excluding penny warrants) activity during the six months ended June 30, 2023 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	461,066	$44.88	4.5	$-
Issued	1,405,797	$11.42	4.7
Exercised	(106,768)	$19.20	-
Outstanding at June 30, 2023	1,760,095	$18.96	4.7	$-

2023 Liability Classified Warrants

Senior Secured Note

During the six months ended June 30, 2023, in connection with the issuance of its senior secured notes on January 3, 2023 (See Note 11), the Company issued 41,667 warrants to purchase shares of the Company’s common stock with an exercise price of $19.30 per share. The warrants expire 5 years from the issuance date.

Line of Credit

During the six months ended June 30, 2023, in connection with its Line of Credit, the Company issued 45,000 Series E warrants to purchase shares of its Series E preferred stock with an exercise price of $30.00 per share multiplied by 16.67, and subject to adjustment under certain circumstances described in the warrant. (See Note 11). The warrants expire 5 years from the issuance date.

2022 Notes

During the year ended December 31, 2022, in connection with the 2022 Notes, the Company issued 362,657 warrants to purchase shares of the Company’s common stock. The warrants have an exercise price of $19.30 per share and expire five years from the issuance date.

During the six months ended June 30, 2023, in connection with its 2022 Notes, the Company entered into a warrant inducement and exercise agreement with certain holders. Under the terms of the agreement, the holders exercised 106,764 warrants, and the Company issued 106,764 new warrants to purchase shares of its common stock with an exercise price of $19.30 per share. The warrants expire 5 years from the issuance date.

On February 28, 2023, the Company entered into waiver agreements with holders of the 2022 Notes and issued 96,894 warrants to purchase shares of the Company’s common stock with an exercise price of $19.30 per share.

Exchange Warrants, F-1 Warrants, and F-2 Warrants

In connection with the Exchange Agreements, the Company issued new five-year warrants to purchase an aggregate of 592,137 shares of Common Stock (the “Exchange Warrants”) to the October Investors, the January Investors, and the purchasers of the Company’s Series D Preferred Stock. The Exchange Warrants are exercisable at an exercise price of $8.868 per share of Common Stock, subject to certain adjustments as set forth in the Exchange Warrants. The holders may exercise the Exchange Warrants on a cashless basis if the shares of our Common Stock underlying the Exchange Warrants are not then registered pursuant to an effective registration statement. The Company concluded that the Exchange Warrants are liability classified.

In connection with the issuance of the Series F-1 Preferred Stock, the Purchasers will receive five-year Warrants to purchase an aggregate of 398,379 shares of Common Stock. The Warrants will be exercisable at an exercise price of $8.994 per share of the Company’s Common Stock, $0.0001 par value per share, subject to certain adjustments as set forth in the Warrants. The holders may exercise the Warrants on a cashless basis if the shares of our Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. The obligations of the Company and the Purchasers to consummate the transactions contemplated by the Purchase Agreement are subject to the satisfaction on or prior to the Closing of customary closing conditions.

In connection with the issuance of the Series F-2 Preferred Stock, the F-2 Purchasers will receive five-year warrants to purchase an aggregate of 124,948 shares of Common Stock. The F-2 Warrants will be exercisable at an exercise price of $9.228 per share of Common Stock, subject to certain adjustments as set forth in the F-2 Warrants. The holders may exercise the F-2 Warrants on a cashless basis if the shares of our Common Stock underlying the F-2 Warrants are not then registered pursuant to an effective registration statement. The obligations of the Company and the F-2 Purchasers to consummate the transactions contemplated by the F-2 Purchase Agreement are subject to the satisfaction on or prior to the F-2 Closing of customary closing conditions.

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

On August 12, 2022, as additional consideration for the PO’s, the Company issued a warrant to Hudson to purchase 5,000 shares of the Company’s common stock at $45.00 per share. The warrant has a five-year life and expires on August 12, 2027.

Because Hudson is a customer, the Company accounts for the PO’s and warrants under Accounting Standards Codification (“ASC”) 606 Revenue Recognition (“ASC 606”). As the performance obligations have not yet been satisfied, the Company has not recognized any revenue during the three months ended June 30, 2023.

The Company accounts for the equity-classified warrant as consideration payable to a customer under ASC 606, as it relates to the future purchase of the Inserts. Pursuant to ASC 718 Compensation – Stock Compensation (“ASC 718”), the Company measured the fair value of the warrant using the Black-Scholes valuation model on the issuance date, with the value being recognized as a prepaid asset up to the recoverable value represented by the value of the contract. The fair value of the warrant on the issuance date totaled $161,700, and as of June 30, 2023 and December 31, 2022, the Company recorded a prepaid asset of $85,450, representing the recoverable value from the PO’s, which is included in prepaid and other current assets on the accompanying consolidated balance sheet.

SLOC

In connection with the SLOC, on March 17, 2022 the Company issued a warrant for 3,333 shares of common stock with an exercise price of $120.00, and a total fair value of approximately $223,000. This amount is included in the accompanying consolidated balance sheet as deferred debt issuance costs (See Note 8).

Note 14 – Commitments and Contingencies

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

On December 9, 2021, the Company entered into the first amendment to its lease agreement with Pacific N.W. Properties, LLC. The Company and the Lessor entered into the Lease Termination Agreement on April 7, 2023. The Lease Termination Agreement set forth a termination fee of $0.1 million as well as required the forfeiture of the security deposit of $0.15 million from the original lease agreement. The Company was required to vacate by April 30, 2023 as well as cover all utilities through that day.

As of June 30, 2023, the Company had operating lease liabilities of approximately $0.8 million and right-of-use assets of approximately $0.8 million, which are included in the condensed balance sheet.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating leases:
Operating lease cost	$126	$190	$316	$380
Variable lease cost	(9)	11	49	16
Operating lease expense	$117	$201	$365	$396

Supplemental cash flow information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating cash flows - operating leases	$119	$189	$311	$341
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-	$-	$2,336
Weighted-average remaining lease term – operating leases (in years)	1.7	3.7	1.7	3.7
Weighted-average discount rate – operating leases	12.0%	12.0%	12.0%	12.0%

As of June 30, 2023, future minimum payments are as follows (in thousands):

Operating
Leases
Six months ended December 31, 2023	$392
Year ended December 31, 2024	405
Year ended December 31, 2025	194
Year ended December 31, 2026	100
Year ended December 31, 2027	9
Total	1,100
Less present value discount	(261)
Operating lease liabilities	$839

During the three months ended June 30, 2023 and 2022, the Company recognized rent expense of approximately $0.2 million and $0.2 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized rent expense of approximately $0.4 million and $0.2 million, respectively.

On April 27, 2023 the Company terminated the Pacific NW lease and exited the building on May 10th, 2023. As part of the termination agreement, the Company agreed to pay fees to the landlord for rent in arrears and re-tenanting costs. The fees will be covered by forfeiting Crowns $150,000 security deposit and paying an additional $115,394 for Landlord re-tenanting costs to be paid in three monthly instalments beginning April 30, 2023. As of June 30,2023 these tenanting costs remained outstanding.

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

Note 15 – Subsequent Events

The Company has evaluated all subsequent events through the date of filing, August 24, 2023, of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2023, and events which occurred after June 30, 2023, but which were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

January Note Exchange Agreement

On July 10, 2023, the Company and one of the remaining January Investors entered into a Forbearance Agreement (the “Forbearance Agreement”), which was subsequently amended by a First Amendment to the Forbearance Agreement on July 14, 2023 (the “First Amendment”). As amended by the First Amendment, the Forbearance Agreement provides that such January Investor shall forbear the exercise of its rights and remedies due to certain events of defaults under the January Note, including payment, until December 31, 2023, in exchange for a non-refundable payment of $100,000 in the form of a promissory note due December 31, 2023 (the “New Note”), which the terms of the New Note are under negotiation, and the payment of such January Investor’s attorneys’ fees and related costs up to $20,000. On July, 11, 2023, such January Investor agreed with the Company to accept 152,085 shares of the Company’s common stock as payment in full of their January Note, which such obligations were approximately $931,000.

On July 14, 2023, another of the remaining January Investors agreed with the Company to accept 25,143 shares of common stock as payment in full of their January Note, which such obligations were approximately $132,000.

On August 2, 2023, the Company entered into an exchange agreement with the remaining January Investor to exchange their January Note, with a balance of approximately $52,000, for 12,374 shares of common stock as payment in full of their January Note.

Following the above, there are no January Notes outstanding.

Equity Line of Credit

On July 20, 2023, the Company entered into a Common Stock Purchase Agreement (the “ELOC Purchase Agreement”) with a purchaser (the “ELOC Purchaser”), whereby the Company has the right, but not the obligation, to sell to the ELOC Purchaser, and the ELOC Purchaser is obligated to purchase, up to an aggregate of $50 million of newly issued shares (the “ELOC Shares”) of the Company’s common stock.

The purchase price of the shares of common stock that the Company elects to sell to the ELOC Purchaser pursuant to the ELOC Purchase Agreement will be equal to ninety-seven percent (97.0%) of the lower of (i) the lowest intraday sale price of the common stock on the Company’s current trading market on the applicable purchase date and (ii) the arithmetic average of the three (3) lowest closing sale prices during the ten (10) trading days immediately preceding the applicable purchase date. There is no upper limit on the price per share that the ELOC Purchaser could be obligated to pay for the common stock under the ELOC Purchase Agreement.

The Purchase Agreement prohibits the Company from directing the ELOC Purchaser to purchase any shares of our common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by the ELOC Purchaser (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder), would result in the ELOC Purchaser beneficially owning more than 4.99% of the outstanding common stock.

As consideration for the ELOC Purchaser’s irrevocable commitment to purchase shares of common stock upon the terms of and subject to satisfaction of the conditions set forth in the ELOC Purchase Agreement, concurrently with the execution and delivery of the ELOC Purchase Agreement, we agreed to issue to the ELOC Purchaser 21,840 shares of common stock (the “Initial Commitment Shares”) and at the earlier of the date that is thirty days following the closing of the Company’s first public offering of common stock or October 16, 2023, the Company will issue up to an additional 87,417 shares of common stock as additional commitment shares (the “Additional Commitment Shares”).

Subsequent to June 30, 2023 the Company received net proceeds on sales of 283,949 shares of common stock of approximately $0.5 million (after deducting $0.03 million in commissions and expenses) at a weighted average price of $1.81 per share pursuant to the ELOC Purchase Agreement.

ATM Offering

On July 5, 2023, the Company and the Sales Agents filed the second amendment to the Sales Agreement (the “Second Amendment to the Sales Agreement”). Pursuant to the First Amendment to the Sales Agreement, the Company may from time to time, sell up to $5.1 million in Placement Shares of the Company’s common stock through the Sales Agents in a continuous At-the-Market Offering (the Amended ATM Offering”). According to the First Amendment to the Sales Agreement, the Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of its common stock in the Amended ATM Offering.

Subsequent to June 30, 2023 the Company received net proceeds on sales of 421,758 shares of common stock of approximately $1.59 million (after deducting $0.76 million in commissions and expenses) at a weighted average price of $3.94 per share.

The additional $2.1 million of combined ATM and ELOC equity offerings have contributed to the Company maintaining Stockholder equity levels in excess of the $2.5 million Nasdaq threshold.

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

On January 3, 2023, the Company acquired certain assets related to the construction of 5G fiber optics infrastructure and distributed antenna systems from Amerigen 7 (the “Business Combination”), for cash consideration of approximately $0.65 million. The Business Combination included approximately 12 employees, customer contracts, and certain operating liabilities. The Business Combination will be accounted for as a business combination in accordance with Accounting Standards Codification 805, Business Combinations. The initial purchase price may be adjusted as needed per the terms of the arrangement agreement. The allocation of purchase price, including any fair value of the assets acquired and liabilities assumed as of the acquisition date has not been completed.

Preferred Stock

On February 1, 2023 the Company filed the first amendment to its Series D preferred stock, which modifies the conversion price of the Series D preferred stock from $78.00 to $30.00 per share.

On February 1, 2023, the Company’s Board of Directors authorized 77,000 shares of Series E preferred stock with a par value of $0.0001 per share. Each share of Series E Preferred Stock is convertible into 16.67 shares of the Company’s common stock at the option of the holders.

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

The warrant to purchase 45,000 shares of the Company’s Series E preferred stock is exercisable for five years at an exercise price of the greater of $30.00 per share multiplied by 16.67, and subject to adjustment under certain circumstances described in the warrant.

Common stock

Change in Authorized Shares

On December 22, 2022, the Company’s Board of Directors approved increasing the Company’s authorized shares of common stock from 200,000,000 to 800,000,000 shares.

Reverse Stock Split

On August 11, 2023, the Company’s Board of Directors authorized a reverse stock split (“Reverse Stock Split”) at an exchange ratio of one (1) share of common stock for every sixty (60) shares of common stock. The Reverse Stock Split was effective on August 15, 2023, such that every sixty (60) shares of common stock have been automatically converted into one (1) share of common stock. The Company did not issue fractional certificates for post-reverse split shares in connection with the Reverse Stock Split. Rather, all shares of common stock that were held by a stockholder were aggregated and each stockholder was entitled to receive the number of whole shares resulting from the combination of the shares so aggregated. Any fractions resulting from the Reverse Stock Split computation were rounded up to the next whole share.

The number of authorized shares of the common stock was not adjusted as a result of the Reverse Stock Split. All share and per share data in these condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock retain a par value of $0.0001 per share. Accordingly, an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split was reclassified from common stock to additional paid-in capital.

Warrant Exercises

During the six months ended June 30, 2023, the Company issued 106,764 shares of its common stock in connection with the exercise of 106,764 warrants, receiving net proceeds of approximately $2.06 million at a weighted average price of $19.30 per share.

During the six months ended June 30, 2023, the Company issued 2,488 shares of its common stock in connection with the exercise of 2,778 penny warrants.

ATM Offering

The Company entered into a Sales Agreement with A.G.P./Alliance Global Partners (the “Sales Agents”) dated March 30, 2022 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $5.0 million in shares (the “Placement Shares”) of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “ATM Offering”). The Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333- 262122) and the related base prospectus included in the registration statement, as supplemented by the prospectus supplement dated March 30, 2022.

During the six months ended June 30, 2023, the Company received net proceeds on sales of shares of common stock under the Sales Agreement of approximately $2.1 million (after deducting $0.1 million in commissions and expenses) at a weighted average price of $10.38 per share.

On July 5, 2023, the Company and the Sales Agents filed the second amendment to the Sales Agreement (the “Second Amendment to the Sales Agreement”). Pursuant to the First Amendment to the Sales Agreement, the Company may from time to time, sell up to $5.1 million in Placement Shares of the Company’s common stock through the Sales Agents in a continuous At-the-Market Offering (the Amended ATM Offering”). According to the First Amendment to the Sales Agreement, the Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of its common stock in the Amended ATM Offering.

Subsequent to June 30, 2023 the Company received net proceeds on sales of 545,100 shares of common stock of approximately $1.59 million (after deducting $0.76 million in commissions and expenses) at a weighted average price of $3.0479 per share.

Senior Secured Notes

On January 3, 2023, the Company received net proceeds of $1.0 million from the issuance of senior secured notes with a principal balance of $1.2 million and a debt discount of $0.2 million. The notes are non-interest bearing and matured on April 3, 2023 and subsequently were extended to May 23, 2023 incurring an additional 10% on Principal or $120,000. In connection with the senior secured notes, the Company issued 41,667 warrants to purchase shares of the Company’s common stock at an exercise price of $19.32 per share.

On May 8, 2023, the Company entered into a letter agreement (the “Extension Letter”) with the lead noteholder and collateral agent for the January Notes (the “Agent”), pursuant to which we agreed to issue, pending shareholder approval, an aggregate of 11,833 shares of Common Stock to the holders of January Notes in exchange for the extension of the maturity date thereof until May 15, 2023.

On May 15, 2023, the Agent agreed to grant us an additional extension of the maturity date thereof until May 23, 2023 in exchange for the issuance by us to the holders of January Notes, on a pro rata basis, of 66,667 shares of our Common Stock pending shareholder approval.

Subsequently, on May 23, 2023, the Agent agreed to grant us an extension of the maturity date thereof until May 31, 2023 in exchange for the issuance by us to the January Investors, on a pro rata basis, of 25,000 shares of our Common Stock pending shareholder approval.

Thereafter, on May 31, 2023, the Agent for the January Notes agreed to grant us an extension of the maturity date thereof until June 12, 2023 in exchange for the issuance by us to the January Investors, on a pro rata basis, of 100,000 shares of our Common Stock, pending shareholder approval.

With the completion of the Extension Letter and additional extensions, the Company concluded that a troubled debt restructuring did not occur, but an extinguishment of the outstanding senior secured notes occurred. Subsequent to the extinguishment, the Company concluded to account for the senior secured notes using the fair value option. The Company recorded an extinguishment loss of $2.2 million. The loss was comprised of the fair value of the shares of Common Stock on the dates issued to extend the maturity date as discussed above.

On June 4, 2023, $0.2 million of the outstanding senior secured notes was settled as part of the Exchange Agreements described below. The Company accounted for the settlement as an extinguishment that resulted in a gain being recognized of $0.1 million and resulted in $0.1 million being recorded as Series F convertible preferred stock and $0.1 million being recorded as part of the warrant liability.

On June 30, 2023, the Company and the remaining January Investors agreed to extend the maturity date of the January Notes until July 31, 2023, in exchange for 41,667 shares of our Common Stock. The Company recorded a change in fair value adjustment of $0.3 million based on the fair value of the 41,667 shares of Common Stock. As of June 30, 2023, the fair value of the outstanding senior secured notes approximated the principal balance of $1.1 million.

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

The warrant to purchase 45,000 shares of the Company’s Series E preferred stock is exercisable for five years at an exercise price of $30.00 per share multiplied by 16.67, and subject to adjustment under certain circumstances described in the warrant.

On April 14, 2023, the Company entered into a First Amendment to the 2023 Note with the lender, pursuant to which the lender agreed to extend the maturity date of the 2023 Note balance until May 1, 2023 in exchange for 33,333 shares of the Company’s common stock. The 2023 Note was further amended to accrue interest at the fifteen percent (15%) per annum from the original funding date of the 2023 Note. The Company recorded a change in fair value adjustment of $0.2 million related to the commitment to issue 33,333 shares of the Company’s common stock.

On May 1, 2023, the Company entered into a Second Amendment to the 2023 with the lender, pursuant to which the lender agreed to extend the maturity date of the 2023 Note balance until May 15, 2023.

On May 15, 2023, the Company entered into that certain Third Amendment to the 2023 Note with the lender, pursuant to which the lender agreed to extend the maturity date of the 2023 Note until June 7, 2023 in exchange for 4,000 shares of the Company’s Series E Preferred Stock, which are convertible into 66,667 shares of the Company’s common stock. The Company recorded a change in fair value adjustment of $0.7 million related to the commitment to issue 4,000 shares of the Company’s Series E Preferred Stock.

On May 16, 2023, the Company made a second draw of $0.2 million under the Line of Credit. Upon drawing down on the Line of Credit, the Company issued a second Secured Promissory Note (the “2nd 2023 Note”) which is due and payable July 16, 2023. The 2nd 2023 Note shall accrue interest at the fifteen percent (15%) per annum from the original funding date of the 2nd 2023 Note.

On May 26, 2023, the Company made a third draw of $0.15 million under the Line of Credit. Upon drawing down on the Line of Credit, the Company issued a third Secured Promissory Note (the “3rd 2023 Note”) which is due and payable June 2, 2023. The 3rd 2023 Note included a $200,000 commitment fee and does not bear interest. With the 3rd 2023 Note, the Company recorded a change in fair value adjustment of $0.2 million related to the commitment fee.

On May 26, 2023, the Company entered into that certain Fourth Amendment to the Convertible Promissory Note with the lender, pursuant to which the Company will issue to Holder a convertible promissory note in the principal amount of $0.15 million due June 2, 2023 in exchange for 4,000 shares of the Company’s Series E Preferred Stock, which are convertible into 66,667 shares of the Company’s common stock. The Company recorded a change in fair value adjustment of $0.6 million related to the commitment to issue 4,000 shares of the Company’s Series E Preferred Stock.

On June 13, 2023, the Company partially redeemed the principal of the 2023 Note and fully redeemed the principal of the 2nd 2023 Note and the 3rd 2023 Note Principals in addition to all accrued interest and commitment fees owing for approximately $2.1 million. With the settlement of the 2nd 2023 Note and 3rd 2023 Note, the Company recorded a change in fair value adjustment of $0.1 million.

On June 30, 2023, the Company and the LOC Lender agreed to amend the 2nd 2023 Note and 3rd 2023 Note to extend the maturity dates of each until July 16, 2023. In connection with the amendments, the Company agreed to issue to the LOC Lender: 5,000 shares of the Company’s Series E Preferred Stock, which is convertible into 83,333 shares of the Company’s common stock. Additionally, the Company agreed to issue an additional 8,000 shares of the Company’s Series E Preferred Stock, which is convertible into 133,333 shares of the Company’s common stock, to the LOC Lender for failure to comply with a covenant in the Line of Credit, as amended. The Company recorded a change in fair value adjustment of $2.0 million related to the commitment to issue 13,000 shares of the Company’s Series E Preferred Stock.

Demand Notes

Between May 17, 2023 and May 18, 2023, the Company issued secured demand promissory notes (the “Demand Notes”) to certain investors (the “Demand Holders”) in an aggregate principal amount equal to $229,877. The Demand Notes are due and payable at any time upon demand by a Demand Holder after the earlier of (i) the consummation of the Company’s first securities offering after the issuance of the Demand Notes and (ii) July 16, 2023. The Demand Notes do not bear interest. In connection with the issuance of the Demand Notes, the Company agreed to issue to the Demand Holders an aggregate of 76,626 shares of the Company’s common stock.

On May 30, 2023, the Company issued secured demand promissory notes (the “2nd Demand Notes”) to certain investors (the “2nd Demand Holders”) in an aggregate principal amount equal to $140,804. The 2nd Demand Notes are due and payable at any time upon demand by a 2nd Demand Holder after the earlier of (i) the consummation of the Company’s first securities offering after the issuance of the 2nd Demand Notes and (ii) July 16, 2023. The 2nd Demand Notes do not bear interest. In connection with the issuance of the 2nd Demand Notes, the Company agreed to issue to the 2nd Demand Holders an aggregate of 46,935 shares of the Company’s common stock.

To allocate the proceeds to May 2023 issuances, the Company allocated $0.1 million to the secured demand promissory notes and $0.3 million to the Company’s common stock based on the relative fair value of the instruments. The $0.3 million debt discount is amortized over the Demand Notes’ term.

October Convertible Note Repricing

On October 19, 2022, the Company entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with certain accredited investors as purchasers (the “October Investors”). Pursuant to the October Purchase Agreement, the Company sold, and the October Investors purchased, approximately $5.4 million in principal amount of senior secured convertible notes (the “October Notes”) and warrants (the “October Warrants”).

On May 12, 2023, the Company entered into letter agreements (the “Inducement Agreements”) with certain of the October Investors, pursuant to which such October Investors agreed to reduce the conversion price of October Notes in an aggregate principal amount equal to $1,500,000, to $9.28 per share, which are now convertible into 161,603 shares of the Company’s common stock, representing an increase of 83,849 shares in excess of the number of shares into which such October Notes were convertible prior to the Company’s entry into the Inducement Agreements.

On May 17, 2023, the Company entered into Inducement Agreements with the remaining October Investors, pursuant to which such October Investors agreed to reduce the conversion price of October Notes in an aggregate principal amount equal to $1,392,657, to $10.93 per share, which are now convertible into 127,393 shares of the Company’s common stock, representing an increase of 55,242 shares in excess of the number of shares into which such October Notes were convertible prior to the Company’s entry into the Inducement Agreements.

The Company elected to account for the October Notes under the fair value option. For the Inducement Agreements that were entered into, the Company accounted for the change in the terms through the fair value adjustment of $2.7 million upon the settlement of $0.2 million principal balance of the October Notes on June 4, 2023 as part of the Exchange Agreements and $1.0 million principal balance of October Notes on June 21, 2023 based on the issuance of 248,981 shares of the Company’s common stock.

Exchange Agreements

On June 4, 2023, the Company entered into Exchange Agreements (the “Exchange Agreements”): (i) with the October Investors for the exchange of October Notes in the aggregate principal amount of $2.6 million for 2,622 shares of the Company’s newly created Series F Convertible Preferred Stock (“Series F Preferred Stock”), in the aggregate; (ii) with the January Investors for the exchange of January Notes in the aggregate principal amount of $0.2 million for 206 shares of Series F Preferred Stock, in the aggregate; (iii) with the Demand Noteholders for the exchange of Demand Notes in the principal amount of $0.6 million for 576 shares of Series F Preferred Stock, in the aggregate; and (iv) with the purchasers of the Company’s Series D Preferred Stock for the exchange of 1,197 shares of Series D Preferred Stock for 1,847 shares of Series F Preferred Stock, in the aggregate.

In addition, in connection with the Exchange Agreements, the Company issued new five-year warrants to purchase an aggregate of 592,129 shares of common stock (the “Exchange Warrants”) to the October Investors, the January Investors, and the purchasers of the Company’s Series D Preferred Stock. The Exchange Warrants are exercisable at an exercise price of $8.868 per share of common stock, subject to certain adjustments as set forth in the Exchange Warrants. The holders may exercise the Exchange Warrants on a cashless basis if the shares of our common stock underlying the Exchange Warrants are not then registered pursuant to an effective registration statement. The Company concluded that the Exchange Warrants are liability classified.

For the October Investors, the total fair value of Series F Preferred Stock and Warrant Liability issued was $1.7 million ($1.1 million for Series F Preferred Stock and $0.6 million for Warrant Liability). For the January Investors, the total fair value of Series F Preferred Stock and Warrant Liability issued was $0.13 million ($0.1 million for Series F Preferred Stock and $0.03 million for the Warrant Liability). For the Demand Note holders, the total fair value of Series F Preferred Stock and Warrant Liability issued was $0.4 million ($0.2 million for Series F Preferred Stock and $0.2 million for the Warrant Liability). For the purchasers of the Company’s Series D Preferred Stock, the Company accounted for the exchange as an extinguishment of the Series D Preferred Stock. The Company recorded the total fair value of Series F Preferred Stock and Warrant Liability of $1.2 million ($0.7 million for Series F Preferred Stock and $0.5 million for the Warrant Liability) and the difference of $0.5 million with the $0.7 million carrying value of the Series D Preferred Stock as a deemed dividend and reduction to additional-paid-in-capital.

Series F-1 Preferred Stock Offering

On June 13, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which, at the closing of the transactions contemplated by the Purchase Agreement (the “Closing”) the Purchasers agreed to purchase an aggregate of 3,583 shares of the Company’s newly created Series F-1 Convertible Preferred Stock (“Series F-1 Preferred Stock”) for an aggregate purchase price of approximately $2.3 million . In addition, in connection with the issuance of the Series F-1 Preferred Stock, the Purchasers will receive five-year warrants to purchase an aggregate of 398,377 shares of common stock (the “Series F-1 Warrants”). The Warrants will be exercisable at an exercise price of $8.994 per share of the Company’s common stock, subject to certain adjustments as set forth in the Warrants. The holders may exercise the Series F-1 Warrants on a cashless basis if the shares of our Common Stock underlying the Series F-1 Warrants are not then registered pursuant to an effective registration statement. The obligations of the Company and the Purchasers to consummate the transactions contemplated by the Purchase Agreement are subject to the satisfaction on or prior to the Closing of customary closing conditions.

The Company allocated the proceeds of $2.3 million to the liability classified Series F-1 Warrants with a fair value of $0.9 million and the remaining proceeds of $1.4 million to the Series F-1 Preferred Stock.

Series F-2 Preferred Stock Offering

On June 14, 2023, the Company entered into a Securities Purchase Agreement (the “F-2 Purchase Agreement”) with certain accredited investors (the “F-2 Purchasers”), pursuant to which, at the closing of the transactions contemplated by the Purchase Agreement (the “F-2 Closing”) the F-2 Purchasers agreed to purchase an aggregate of 1,153 shares of the Company’s newly created Series F-2 Convertible Preferred Stock (“Series F-2 Preferred Stock”) for an aggregate purchase price of approximately $0.7 million. In addition, in connection with the issuance of the Series F-2 Preferred Stock, the F-2 Purchasers will receive five-year warrants to purchase an aggregate of 124,946 shares of common stock (the “F-2 Warrants”). The F-2 Warrants will be exercisable at an exercise price of $9.228 per share of common stock, subject to certain adjustments as set forth in the F-2 Warrants. The holders may exercise the F-2 Warrants on a cashless basis if the shares of our common stock underlying the F-2 Warrants are not then registered pursuant to an effective registration statement. The obligations of the Company and the F-2 Purchasers to consummate the transactions contemplated by the F-2 Purchase Agreement are subject to the satisfaction on or prior to the F-2 Closing of customary closing conditions.

The Company allocated the proceeds of $0.7 million to the liability classified the F-2 Warrants with a fair value of $0.3 million and the remaining proceeds of $0.4 million to the Series F-2 Preferred Stock.

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

On April 27, 2023 the Company terminated the Pacific NW lease and exited the building on May 10th, 2023. As part of the termination agreement, the Company agreed to pay fees to the landlord for rent in arrears and re-tenanting costs. The fees will be covered by forfeiting Crowns $150,000 security deposit and paying an additional $115,394 for Landlord re-tenanting costs to be paid in three monthly instalments beginning April 30, 2023. As of June 30,2023 these tenanting costs remained outstanding.

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

On August 12, 2022, as additional consideration for the PO’s, the Company issued a warrant to Hudson to purchase 5,000 shares of the Company’s common stock at $45.00 per share. The warrant has a five year life and expires on August 12, 2027.

Results of Operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Revenue	$37	$-	$37	$59	$-	$59
Cost of revenue	23	-	23	54	-	54
Gross profit	14	-	14	5	-	5

Research and development	490	1,473	(983)	1,031	2,568	(1,537)
Selling, general and administrative	4,409	3,002	1,407	7,985	6,474	1,511
Other (income) expense	9,634	2	9,632	7,808	5	7,803
Net loss	$(14,519)	$(4,477)	$10,042	$(16,819)	$(9,047)	$7,772

Revenue

Revenue is generated by the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation, and was $37,000 for the three months ended June 30, 2023. No revenue was recognized by the Company during the three months ended June 30, 2022.

Revenue is generated by the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation, and was $59,000 for the six months ended June 30, 2023. No revenue was recognized by the Company during the six months ended June 30, 2022.

Cost of Revenue

Cost of revenue is generated by the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation, and was $23,000 for the three months ended June 30, 2023. No cost of revenue was recognized by the Company during the three months ended June 30, 2022.

Cost of revenue is generated by the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation, and was $54,000 for the six months ended June 30, 2023. No cost of revenue was recognized by the Company during the six months ended June 30, 2022.

Research and Development

Research and development expenses were $0.5 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $1.0 million is primarily related to a decrease in salaries and benefits of $1.0 million.

Research and development expenses were $1.0 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $1.6 million is primarily related to a decrease in salaries and benefits of $1.5 million and $0.1 million of various other expenses.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $4.4 million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively. The $1.4 million increase in SG&A expenses is primarily due to an increase in salaries and benefits for Crown Fiber Optics of $0.8 million and $0.6 million in consolidated professional fees.

Selling, general and administrative (“SG&A”) expenses were $8.0 million and $6.5 million for the six months ended June 30, 2023 and 2022, respectively. The $1.5 million increase in SG&A expenses is primarily due to an increase in salaries and benefits for Crown Fiber Optics of $1.8 million and a decrease in salaries and benefits for Crown Electrokinetics of $0.3 million.

Other (Income) Expense

Other Expense was $9.6 million for the three months ended June 30, 2023 and was immaterial for the three months ended June 30, 2022. Other expense for the three months ended June 30, 2023 primarily consisted of a loss related to change in fair value of notes $6.9 million, interest expense of $2.5 million, and loss on extinguishment of debt of $2.3 million, offset by a $2.1 million gain related to the change in fair value of warrants.

Other Expense was $7.8 million for the six months ended June 30, 2023 and was immaterial for the six months ended June 30, 2022. Other expense for the six months ended June 30, 2023 primarily consisted of a loss related to change in fair value of notes $7.0 million, interest expense of $4.5 million, and loss on extinguishment of debt of $2.3 million, offset by a $7.7 million gain related to the change in fair value of warrants.

Liquidity and Going Concern

	June 30,	December 31,
	2023	2022

Cash and cash equivalents at the beginning of the period	$821	$6,130
Net cash used in operating activities	(8,388)	(11,140)
Net cash used in investing activities	(1,351)	(812)
Net cash provided by financing activities	8,954	6,643
Cash and cash equivalents at the end of the period	$36	$821

The Company had an accumulated deficit of approximately $104.8 million, and a net loss of $16.8 million, and used approximately $8.4 million in net cash in operating activities for the six months ended June 30, 2023. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

During the six months ended June 30, 2023, the Company received net proceeds on sales of shares of common stock under the ATM Sales Agreement of approximately $2.1 million (after deducting $0.1 million in commissions and expenses) at a weighted average price of $10.38 per share.

During the six months ended June 30, 2023, in connection with its 2022 Notes, the Company entered into a warrant inducement and exercise agreement with certain holders. Under the terms of the agreement, the holders exercised 106,764 warrants with a fair value of approximately $0.76 million and the Company issued 106,764 new warrants to purchase shares of its common stock with a fair value of $1.26 million. The Company recognized a loss on extinguishment of the warrants of approximately $0.5 million which is included in other income (expense) on the accompanying condensed statement of operations.

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

On April 4th the Company made a $0.3 million payment on the note balance.

On May 16, 2023, the Company made a second draw of $0.2 million under the Line of Credit. Upon drawing down on the Line of Credit, the Company issued a second “Secured Promissory Note (the “2nd 2023 Note”) which is due and payable July 16, 2023. The 2nd 2023 Note shall accrue interest at the fifteen percent (15%) per annum from the original funding date of the 2nd 2023 Note.

On May 26, 2023, the Company made a third draw of $0.15 million under the Line of Credit. Upon drawing down on the Line of Credit, the Company issued a third “Secured Promissory Note (the “3rd 2023 Note”) which is due and payable June 2, 2023. The 3rd 2023 Note included a $200,000 Commitment fee and does not bear interest.

On June 13, 2023, the Company partially redeemed the principal of the 2023 Note and fully redeemed the principal of the 2nd 2023 Note and the 3rd 2023 Note in addition to all accrued interest and commitment fees owing for approximately $2.1 million.

Between May 17, 2023 and May 18, 2023, the Company issued secured demand promissory notes (the “Demand Notes”) to certain investors (the “Demand Holders”) in an aggregate principal amount equal to $229,877. The Demand Notes are due and payable at any time upon demand by a Demand Holder after the earlier of (i) the consummation of the Company’s first securities offering after the issuance of the Demand Notes and (ii) July 16, 2023. The Demand Notes do not bear interest.

On May 30, 2023, the Company issued secured demand promissory notes (the “2nd Demand Notes”) to certain investors (the “2nd Demand Holders”) in an aggregate principal amount equal to $140,804. The 2nd Demand Notes are due and payable at any time upon demand by a 2nd Demand Holder after the earlier of (i) the consummation of the Company’s first securities offering after the issuance of the 2nd Demand Notes and (ii) July 16, 2023. The 2nd Demand Notes do not bear interest.

On June 13, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Series F-1 Purchasers”), pursuant to which, at the closing of the transactions contemplated by the Purchase Agreement the Series F-1 Purchasers agreed to purchase an aggregate of 3,583 shares of the Company’s newly created Series F-1 Convertible Preferred Stock (“Series F-1 Preferred Stock”) for an aggregate purchase price of approximately $2.3 million.

On June 14, 2023, the Company entered into a Securities Purchase Agreement (the “Series F-2 Purchase Agreement”) with certain accredited investors (the “Series F-2 Purchasers”), pursuant to which, at the closing of the transactions contemplated by the Purchase Agreement the Series F-2 Purchasers agreed to purchase an aggregate of 1,153 shares of the Company’s newly created Series F-2 Convertible Preferred Stock (“Series F-2 Preferred Stock”) for an aggregate purchase price of approximately $0.7 million net of $0.1 million in legal fees.

The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements including through its existing At-The-Market, $10 million Standing Letter of Credit, $100 million Line of Credit, and $50 million ELOC facilities to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these condensed consolidated financial statements.

Cash Flows

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $8.4 million, which primarily consisted of our net loss of $16.8 million, adjusted for non-cash expenses of $9.5 million, which primarily consisted of a amortization of $5.1 million, loss on extinguishment of debt and warrant liabilities of $2.8 million, other expenses of $1.2 million primarily consisted of expenses incurred in stock issuance commitments, stock-based compensation of $0.3 million, depreciation and amortization of $0.4 million, offset by a 0.7 million gain related to the change in fair value of warrants and debt. The net change in operating assets and liabilities was $1.0 million.

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

Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities was approximately $1.4 million, consisting of cash paid for the acquisition of Amerigen 7 of approximately $0.6 million, and purchases of equipment totaling $0.7 million.

For the six months ended June 30, 2022, net cash used in investing activities was approximately $1.6 million, consisting of $1.5 million for the purchase of our HP patents and $0.1 million for the purchase of equipment.

Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $8.9 million, consisting of net proceeds received from the issuance of common stock in connection with our ATM agreement totaling $2.2 million, proceeds from the exercise of common stock warrants of $2.1 million, net proceeds from the issuance of our 2023 Note (in connection with the Line of Credit) of $2.4 million proceeds from the issuance of senior secured notes of $0.9 million, proceeds from the issuance of our Demand Notes of $0.4 million, proceeds from the issuance of our Series F-1 preferred stock of $2.3 million, and proceeds from the issuance of our Series F-2 preferred stock of $0.8 million net of $0.1 million fees.

For the six months ended June 30, 2022, net cash provided by financing activities was $1.1 million, related to the proceeds from a deposit for the Series D preferred stock.

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

Revenue recognized during the six months ended June 30, 2023 was generated by the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation, and was immaterial for the six months ended June 30, 2023. No revenue was recognized by the Company during the six months ended June 30, 2022.

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

Fair Value of Common Stock

Stock-based compensation is measured at the grant date for all equity-based awards made to employees and nonemployees based on the estimated fair value of the awards. Stock-based compensation expense is recognized on a straight-line basis over the period the employee or non-employee is required to provide service in exchange for the award, which is generally the vesting period. We recognize forfeitures as they occur.

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

With respect to the quarter ended June 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

3.1	Certificate of Amendment to Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on June 15, 2023).
3.2	Series F-1 Certificate of Designations filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed on June 15, 2023).
3.3	Series F-2 Certificate of Designations filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.3 to the registrant’s Form 8-K filed on June 15, 2023).
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware on August 11, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on August 14, 2023).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on June 15, 2023).
4.2	Form of F-2 Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on June 15, 2023).
10.1	Form of Inducement Agreement by and between the Company and the October Investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on May 18, 2023).
10.2	Form of LOC Note Amendment by and between the Company and Eleven Advisors LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on May 18, 2023).
10.3	Form of Demand Note issued by the Company to the Holder (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on May 18, 2023).
10.4	Form of Demand Note issued to the Company to the Demand Holders (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on June 6, 2023).
10.5	Form of May Note issued by the Company to the May Holder (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on June 6, 2023).
10.6	Form of Securities Purchase Agreement, dated June 13, 2023, between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on June 15, 2023).
10.7	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on June 15, 2023).
10.8	Form of Securities Purchase Agreement, dated June 14, 2023, between the Company and the F-2 Purchasers (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on June 15, 2023).
10.9	Forbearance Agreement by and between the Company and a January Investor, dated July 10, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on July 14 2023).
10.10	First Amendment to Forbearance Agreement by and between the Company and a January Investor, dated July 14, 2023 (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on July 14 2023).
10.11	Common Stock Purchase Agreement by and between the Company and the ELOC Purchaser, dated July 20, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on July 24, 2023).
10.12	Registration Rights Agreement by and between the Company and the ELOC Purchaser, dated July 20, 2023 (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on July 24, 2023).
10.13	Exchange Agreement by and between the Company and a January Investor, dated August 2, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on August 7, 2023).
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Electrokinetics Corp.

Dated: August 24, 2023	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and
Principal Executive Officer

Dated: August 24, 2023	/s/ Joel Krutz
Joel Krutz
Chief Financial Officer and
Principal Financial Officer