Form 10-Q
period 2023-09-30
Crown Electrokinetics Corp.
filed 2023-11-14
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of common stock, $0.0001 par value per share, outstanding as of November 13, 2023 was 12,636,555.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$2,056	$821
Prepaid and other current assets	606	590
Total current assets	2,662	1,411
Property and equipment, net	2,638	1,409
Intangible assets, net	1,633	1,598
Right-of-use assets	701	1,842
Goodwill	652	-
Deferred debt issuance costs	3,847	150
Other assets	33	180
TOTAL ASSETS	$12,166	$6,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,855	$865
Accrued expenses	175	621
Lease liabilities - current portion	385	574
Warrant liability	34	972
Notes payable at fair value	-	1,654
Notes payable	88	8
Total current liabilities	2,537	4,694
Lease liabilities - non-current portion	355	1,366
Total liabilities	2,892	6,060

Commitments and Contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Series A preferred stock, par value $0.0001; 300 shares authorized, 251 shares outstanding as of September 30, 2023 and December 31, 2022; liquidation preference $256 as of September 30, 2023 and zero as of December 31, 2022	-	-
Series B preferred stock, par value $0.0001; 1,500 shares authorized, 1,443 shares outstanding as of September 30, 2023 and December 31, 2022; liquidation preference $1,472 as of September 30, 2023 and zero as of December 31, 2022	-	-
Series C preferred stock, par value $0.0001; 600,000 shares authorized, 500,756 shares outstanding as of September 30, 2023 and December 31, 2022; liquidation preference $521 as of September 30, 2023 and zero as of December 31, 2022	-	-
Series D preferred stock, par value $0.0001; 7,000 shares authorized, 0 shares issued and outstanding as of September 30, 2023 and 1,058 as of December 31, 2022; liquidation preference zero as of September 30, 2023 and $1,113 as of December 31, 2022	-	-
Series E preferred stock, par value $0.0001; 77,000 shares authorized, 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022.	-	-
Series F preferred stock, par value $0.0001; 9,073 shares authorized, 4,448 shares outstanding as of September 30, 2023 and no shares outstanding as of December 31, 2022; liquidation preference $4,620 as of September 30, 2023 and zero as of December 31, 2022.	-
Series F-1 preferred stock, par value $0.0001; 9,052 shares authorized, 653 shares outstanding as of September 30, 2023 and no shares outstanding as of December 31, 2022; liquidation preference $1,578 as of September 30, 2023 and zero as of December 31, 2022.	-
Series F-2 preferred stock, par value $0.0001; 9,052 shares authorized, 1,153 shares outstanding as of September 30, 2023 and no shares outstanding as of December 31, 2022; liquidation preference $1,198 as of September 30, 2023 and zero as of December 31, 2022.	-
Common stock, par value $0.0001; 800,000,000 shares authorized; 6,880,049 and 338,033 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	7	2
Additional paid-in capital	116,956	88,533
Accumulated deficit	(107,689)	(88,005)
Total stockholders’ equity	9,274	530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,166	$6,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	$-	$-	$59	$-
Cost of revenue	-	-	54	-
Gross profit	-	-	5	-

Operating expenses:
Research and development	492	955	1,523	3,523
Selling, general and administrative	2,941	2,160	10,926	8,634
Total operating expenses	3,433	3,115	12,449	12,157

Loss from operations	(3,433)	(3,115)	(12,444)	(12,157)

Other income (expense):
Interest expense	(2,445)	(1)	(6,970)	(6)
Loss on extinguishment of warrant liability	-	-	(504)	-
Loss on extinguishment of debt	-	-	(2,345)
Gain on issuance of convertible notes	-	-	64	-
Change in fair value of warrants	2,688	-	10,424	-
Change in fair value of notes	(40)	-	(7,040)	-
Change in fair value of derivative liability	401		401
Other expense	(30)	-	(1,264)	-
Total other income (expense)	574	(1)	(7,234)	(6)

Loss before income taxes	(2,859)	(3,116)	(19,678)	(12,163)

Income tax expense	-	-	-	-

Net loss	(2,859)	(3,116)	(19,678)	(12,163)
Deemed dividend on Series D preferred stock	-	-	(6)	-
Cumulative dividends on Series A preferred stock	(5)	-	(14)	-
Cumulative dividends on Series B preferred stock	(29)	-	(78)	-
Cumulative dividends on Series C preferred stock	(10)	-	(20)	-
Cumulative dividends on Series D preferred stock	-	(23)	(53)	(23)
Cumulative dividends on Series F preferred stock	(144)		(190)
Cumulative dividends on Series F-1 preferred stock	(51)		(71)
Cumulative dividends on Series F-2 preferred stock	(44)		(44)
Net loss attributable to common stockholders	$(3,142)	$(3,139)	$(20,154)	$(12,186)

Net loss per share attributable to common stockholders	$(0.94)	$(11.76)	$(12.96)	$(48.58)

Weighted average shares outstanding, basic and diluted:	3,349,195	266,872	1,554,554	250,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F-1 Preferred Stock		Series F-2 Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	251	$-	1,443	$-	500,756	$-	1,058	$-	-	$-	-	$-	-	$-	-	$-	338,033	$2	$88,533	$(88,005)	$530
Exercise of common stock warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	109,257	1	2,061	-	2,062
Issuance of common stock in connection with conversion of notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	31,466	-	516	-	516
Issuance of common stock in connection with equity line of credit	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,986,991	-	4,489	-	4,489
Issuance of common stock/at-the-market offering, net of offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	794,689	1	3,786	-	3,787
Issuance of Series E preferred stock in connection with LOC	-	-	-	-	-	-	-	-	5,000	-	-	-	-	-	-	-	-	-	4,350	-	4,350
Deemed dividend for repricing of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6	(6)	-
Commitment to issue shares of common stock in connection with March waiver agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	298	-	298
Issuance of common stock in connection with Series A and Series B Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,921	-	-	-	-
Issuance of common stock upon the conversion of Series E preferred stock	-	-	-	-	-	-	-	-	(5,000)	-	-	-	-	-	-	-	83,334	1	-	-	1
Issuance of common stock in connection with conversion of 2022 Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	248,984	1	2,165	-	2,166
Dividends paid in shares of Series D preferred stock	-	-	-	-	-	-	139	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Series D preferred stock exchanged for Series F preferred stock in connection with Exchange Agreements	-	-	-	-	-	-	(1,197)	-	-	-	1,847	-	-	-	-	-	-	-	(450)	-	(450)
Conversion of Demand Notes and 2022 Notes into Series F preferred stock in connection with Exchange Agreements	-	-	-	-	-	-	-	-	-	-	3,198	-	-	-	-	-	-	-	1,276	-	1,276
Conversion of Senior Secured Notes into Series F preferred stock in connection with Exchange Agreements	-	-	-	-	-	-	-	-	-	-	206	-	-	-	-	-	-	-	82	-	82
Issuance of Series F-1 preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	3,583	-	-	-	-	-	1,372	-	1,372
Issuance of Series F-2 preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,153	-	-	-	464	-	464
Conversion of Series F preferred stock into common stock	-	-	-	-	-	-	-	-	-	-	(803)	-	-	-	-	-	103,234	-	-	-	-
Conversion of Series F-1 preferred stock into common stock	-	-	-	-	-	-	-	-	-	-	-	-	(2,930)	-	-	-	325,737	-	-	-	-
Commitment to issue shares of common stock in connection with Senior Secured Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,410	-	2,410
Commitment to issue shares of common stock in connection with line of credit notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	230	-	230
Commitment to issue shares of Series E preferred stock in connection with line of credit notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,363	-	3,363
Commitment to issue shares of common stock in connection with Demand Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	286	-	286
Issuance of common stock to settle commitment shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	570,916	1	(1)	-	-
Issuance of common stock in connection with Senior Secured Notes settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	189,602	-	1,160	-	1,160
Issuance of common stock in connection with equity line of credit	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	21,841	-	114	-	114
Reverse stock split rounding	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	30,709	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	38,335	-	446	-	446
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,678)	(19,678)
Balance as of September 30, 2023 (unaudited)	251	$-	1,443	$-	500,756	$-	-	$-	-	$-	4,448	$-	653	$-	1,153	$-	6,880,049	$7	$116,956	$(107,689)	$9,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	251	$-	1,443	$-	500,756	$-	-	$-	242,808	$1	$82,677	$(73,690)	$8,988
Delivery of restricted common stock	-	-	-	-	-	-	-	-	18,255	1	-	-	1
Issuance of common stock and warrants, net of fees	-	-	-	-	-	-	-	-	20,834	-	855	-	855
Issuance of common stock warrants in connection with SLOC	-	-	-	-	-	-	-	-	-	-	223	-	223
Issuance of Series D preferred stock and warrants, net of fees	-	-	-	-	-	-	1,058	-	-	-	1,039	-	1,039
Issuance of common stock/at-the-market offering, net of offering costs	-	-	-	-	-	-	-	-	27,462	-	706	-	706
Issuance of common stock warrants in connection with consideration payable	-	-	-	-	-	-	-	-	-	-	86	-	86
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	3,011	-	3,011
Net loss	-	-	-	-	-	-	-	-	-	-	-	(12,163)	(12,163)
Balance as of September 30, 2022 (Unaudited)	251	$-	1,443	$-	500,756	$-	1,058	$-	309,359	$2	$88,597	$(85,853)	$2,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F-1 Preferred Stock		Series F-2 Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of June 30, 2023 (Unaudited)	251	$-	1,443	$-	500,756	$-	-	$-	-	$-	5,251	$-	3,583	$-	1,153	$-	1,067,997	$6	$109,381	$(104,830)	$4,557
Issuance of common stock to settle commitment shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	570,916	1	(1)	-	-
Issuance of common stock in connection with Senior Secured Notes settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	189,602	-	1,160	-	1,160
Issuance of common stock in connection with equity line of credit	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	21,841	-	114	-	114
Issuance of common stock/equity line of credit, net of offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,986,991	-	4,489	-	4,489
Issuance of common stock/at-the-market offering, net of offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	583,022	-	1,680	-	1,680
Conversion of Series F preferred stock into common stock	-	-	-	-	-	-	-	-	-	-	(803)	-	-	-	-	-	103,234	-	-	-	-
Conversion of Series F-1 preferred stock into common stock	-	-	-	-	-	-	-	-	-	-	-	-		(2,930)	-	-	325,737	-	-	-	-
Reverse stock split rounding	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	30,709	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	133	-	133
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,859)	(2,859)
Balance as of September 30, 2023 (Unaudited)	251	$-	1,443	$-	500,756	$-	-	$-	-	$-	4,448	$-	653	$-	1,153	$-	6,880,049	$7	$116,956	$(107,689)	$9,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(Unaudited)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of July 1, 2022 (Unaudited)	251	$-	1,443	$-	500,756	$-	-	$-	244,217	$1	$85,489	$(82,737)	$2,753
Delivery of restricted common stock	-	-	-	-	-	-	-	-	17,699	1	-	-	1
Issuance of common stock and warrants, net	-	-	-	-	-	-	-	-	20,834	-	855	-	855
Issuance of Series D preferred stock and warrants, net of fees	-	-	-	-	-	-	1,058	-	-	-	1,039	-	1,039
Issuance of common stock/at-the-market offering, net of offering costs	-	-	-	-	-	-	-	-	26,609	-	648	-	648
Issuance of common stock warrants in connection with consideration payable	-	-	-	-	-	-	-	-	-	-	86	-	86
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	480	-	480
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,116)	(3,116)
Balance as of September 30, 2022 (Unaudited)	251	$-	1,443	$-	500,756	$-	1,058	$-	309,359	$2	$88,597	$(85,853)	$2,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,678)	$(12,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	446	3,011
Depreciation and amortization	542	360
Loss on extinguishment of warrant liability	504	-
Change in fair value of warrant liability	(10,424)	-
Change in fair value of derivative liability	(401)	-
Gain on issuance of convertible note	(64)
Loss on extinguishment of debt	2,345	-
Change in fair value of notes	7,040	-
Amortization of deferred debt issuance costs	6,800	-
Amortization of right-of-use assets	1,141	365
Other expenses	467	-
Loss on disposal of equipment	380	52
Changes in operating assets and liabilities:
Prepaid and other assets	136	392
Accounts payable	732	367
Accrued expenses	(575)	(165)
Lease liabilities	(1,200)	(268)
Net cash used in operating activities	(11,809)	(8,049)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Amerigen 7	(645)	-
Purchase of equipment	(1,084)	(278)
Purchase of patents	-	(61)
Net cash used in investing activities	(1,729)	(339)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	2,062	-
Proceeds from the issuance of common stock and warrants, net of fees	-	855
Proceeds from the issuance of common stock / at-the-market offering	3,957	732
Proceeds from the issuance of notes in connection with line of credit	2,350	-
Offering costs for the issuance of common stock / at-the-market offering	(170)	(26)
Proceeds from a deposit for Series D preferred stock (shares liability)	-	1,039
Proceeds from issuance of Series F-1 preferred stock	2,328	-
Proceeds from issuance of Series F-2 preferred stock	748	-
Proceeds from issuance of Senior Secured Notes, net of fees paid	1,357	-
Repayment of notes payable	(2,348)	-
Proceeds from the issuance of common stock in connection with equity line of credit, net of offering costs	4,489	-
Net cash provided by financing activities	14,773	2,600

Net increase / decrease in cash	1,235	(5,788)
Cash — beginning of period	821	6,130
Cash — end of period	$2,056	$342
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Series E preferred stock in connection with line of credit	$4,350	$-
Issuance of common stock in connection with equity line of credit	$114	$-
Issuance of Series F preferred stock in connection with exchange of Series D preferred stock	$450	$-
Issuance of common stock in connection with conversion of notes	$2,681	$-
Issuance of common stock in connection with Senior Secured Notes settlement	$1,160	$-
Issuance of common stock warrants in connection with SLOC	$-	$223
Conversion of Senior Secured Notes into Series F preferred stock in connection with Exchange Agreements	$82	$-
Commitment to issue shares of common stock in connection with Demand Notes	$286	$-
Unpaid equipment included in accounts payable	$23	$486
Issuance of common stock warrants in connection with consideration payable	$-	$86
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$9	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Liquidity

Organization

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

On December 20, 2022, the Company incorporated Crown Fiber Optics Corp., a Delaware based entity, to own and operate its acquired business from the acquisition of Amerigen 7, LLC (“Amerigen 7”) in January 2023. Crown Fiber Optics Corp. is accounted for as a wholly-owned subsidiary of Crown Electrokinetics, Corp.

Initial Public Offering

On January 26, 2021, the Company completed its public offering, and its common stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol CRKN.

Reverse Stock Split

On August 11, 2023, the Company’s board of directors authorized a reverse stock split (‘Reverse Stock Split”) at an exchange ratio of one-for-60 basis. The Reverse Stock Split was effective on August 15, 2023, such that every 60 shares of common stock have been automatically converted into one share of common stock. The Company did not issue fractional certificates for post-reverse split shares in connection with the Reverse Stock Split. Rather, all shares of common stock that were held by a stockholder were aggregated and each stockholder was entitled to receive the number of whole shares resulting from the combination of the shares so aggregated. Any fractions resulting from the Reverse Stock Split computation were rounded up to the next whole share.

The number of authorized shares and the par value of the common stock was not adjusted as a result of the Reverse Stock Split. In connection with the Reverse Stock Split, the conversion ratio for the Company’s outstanding convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion to the Reverse Stock Split. All references to common stock and options to purchase common stock share data, per share data and related information contained in the condensed consolidated financial statements have been adjusted to reflect the effect of the Reverse Stock Split.

Liquidity and Going Concern

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $107.7 million and cash of approximately $2.1 million as of September 30, 2023, a net loss of approximately $19.7 million, and approximately $11.8 million of net cash used in operating activities for the nine months ended September 30, 2023.

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

The Company has obtained additional capital through the sale of debt or equity financings or other arrangements to fund operations including through its existing at-the-market offering, $10.0 million Standing Letter of Credit (“SLOC”), $100.0 million line of credit, and $50.0 million equity line of credit; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these condensed consolidated financial statements.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations, stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. Accounting estimates and assumptions are inherently uncertain. Management bases its estimates and assumptions on current facts, historical experience and various other factors believed to be reasonable under the circumstances. Actual results could differ materially and adversely from these estimates. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but not limited to, valuation of its business combination, estimated fair value of convertible notes, estimated fair value of warrant lability, Series F/F-1/F-2 preferred stock, stock option awards for stock-based compensation and operating lease right-of-use assets and liabilities.

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

Summary of Significant Accounting Policies

Reference is made to Note 3 Basis of Presentation and Significant Accounting Policies in our 2022 Form 10-K filed on March 31, 2023 for a detailed description of significant accounting policies. There have been no significant changes to our accounting policies as disclosed in our 2022 Form 10-K.

Revenue Recognition

The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the company satisfies a performance obligation

The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the time between the goods or service being transferred to the customer and the customer pays is one year or less,

The Company generates revenue from providing fiber splicing services as required based on short-term work orders assigned by customers. The Company is required to complete the description of work described in the work order and test the service provided prior to any recognition of revenue and invoicing. The short-term work orders are generally completed within two weeks. The Company is required to adhere to the rules and regulations that are outlined in the Agreement between the Company and the Customer.

Cost of revenue is based on individual work orders and detailed description of work to be performed. All of the revenue is recognized immediately upon completion of each work order. A 5% retainage will be withheld by the Customer upon payment of invoices and will be paid to the Company within one year after termination of the contract. The retainage can be utilized by Customer for any claims that may arise after work is completed up through one year after completion.

Revenue recognized during the nine months ended September 30, 2023 was generated by the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation, and was immaterial. No revenue was recognized by the Company during the nine months ended September 30, 2022.

Financial Instruments – Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. The amendments in ASU No. 2016-13 introduce an approach based on expected losses to estimated credit losses on certain types of financial instruments, modify the impairment model for available-for-sale debt securities and provide for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. The Company adopted ASU No. 2016-13 and related updates as of January 1, 2023. The adoption of this guidance had no material impact on the Company’s condensed consolidated financial statements

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The Company has two operating segments and two reportable segments as of September 30, 2023, which includes film group and fiber optics group. Revenue recognized during the nine months ended September 30, 2023 relates to the fiber optics group.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts.

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

Deferred Debt Issuance Costs

The Company accounts for debt issuance costs related to its line of credit and equity line of credit as a deferred asset on the condensed consolidated balance sheets, which is amortized over the life of the line of credit and equity line of credit. Since the Company has elected the fair value option for its convertible notes (see Note 9), upon a draw down, a portion of the deferred asset balance will be amortized and recognized as other income (expense) on the condensed consolidated statements of operations. On the issuance date of the Company’s line of credit, the cost related to issuance of the Series E preferred shares and the warrant to purchase Series E preferred shares was recorded as a deferred asset. On the issuance date of the Company’s equity line of credit, the cost related to issuance of common stock was recorded as a deferred asset.

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

Notes Payable at Fair Value

The Company has elected the fair value option for the recognition of its convertible notes and notes payable, with changes in fair value recognized in the statements of operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes and notes payable are recognized in other income (expense) in the condensed consolidated statements of operations. The Company includes the interest expense as a component of the notes fair value.

Warrants

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the fair value of the instruments at each reporting period. The liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of the warrants issued by the Company was estimated using the Black-Scholes model.

SLOC

The Company accounts for its warrants related to the SLOC as stockholders’ equity, and therefore, the warrants are not revalued after issuance. The Company uses the Black-Scholes model to value the warrants at issuance.

As of September 30, 2023, since no loan amounts were drawn down, the SLOC warrant is recorded as a deferred asset on the condensed consolidated balance sheets at fair value and will be amortized over the life of the SLOC. Upon a draw down, the remaining balance of the deferred asset would be reclassified to debt discount and amortized under the effective interest method over the one-year term of the loan.

Purchase Order Warrants

The Company accounts for its warrants issued in connection with purchase orders in accordance with ASC 606. With respect to the warrant, the Company accounts for it as consideration payable to a customer under ASC 606, as it relates to the future purchases. The Company measured the fair value of the warrant using the Black-Scholes model on the issuance date, with the value being recognized as a prepaid asset in the condensed consolidated balance sheets, up to the recoverable value represented by the value of the contract.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and the effect of dilutive securities.

As the Company was in a net loss position for the three and nine months ended September 30, 2023 and 2022, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because the effects of potentially dilutive securities are antidilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2023 and 2022 are as follows:

	September 30,
	2023	2022

Series A preferred stock	3,146	3,146
Series B preferred stock	33,883	33,883
Series C preferred stock	9,346	9,346
Series D preferred stock	-	35,278
Series F preferred stock	501,579	-
Series F-1 preferred stock	72,631	-
Series F-2 preferred stock	124,946	-
Warrants to purchase common stock (excluding penny warrants)	1,760,095	98,402
Warrants to purchase Series E preferred stock	750,000	-
Options to purchase common stock	157,779	164,996
Unvested restricted stock units	7,139	14,796
Commitment shares	200,205	-
Total	3,620,749	359,847

Note 3 – Acquisitions

On January 3, 2023, the Company acquired certain assets and assumed liabilities from Amerigen 7, which was accounted for as a business combination as the Company concluded that the transferred set of activities and assets related to the acquisition constituted a business. The Company paid cash consideration of approximately $0.7 million which included approximately 12 employees, customer contracts, and certain operating liabilities.

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

Note 4 – Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022

License fees	$176	$300
Notes receivable	-	-
Professional fees	189	-
Insurance	59	142
Hudson warrant *	86	85
Other	96	63
Total	$606	$590

*	Fair value of warrant issued to Hudson Pacific Properties, L.P. (See Note 12)

Note 5 – Property & Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	September 30,	December 31,
	2023	2022

Equipment	$2,204	$1,457
Leasehold improvements	362	362
Vehicles	-	-
Computers	57	52
Construction-in-progress	854	-
Total	3,477	1,871
Less: accumulated depreciation	(839)	(462)
Property and equipment, net	$2,638	$1,409

Depreciation expense for the three months ended September 30, 2023 and 2022 was $0.1 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $0.3 million and $0.2 million, respectively.

Note 6 – Intangible Assets, Net

Intangible assets, net, consists of the following (in thousands):

	September 30,	December 31,
	2023	2022

Patents	$1,800	$1,800
Research license	375	375
Customer relationships	200	-
Total	2,375	2,175
Less: accumulated amortization	(742)	(577)
Intangible assets, net	$1,633	$1,598

The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of September 30, 2023 (in thousands):

Estimated Amortization Expense

Nine months ended December 31, 2023	$66
Year ended December 31, 2024	235
Year ended December 31, 2025	234
Year ended December 31, 2026	197
Year ended December 31, 2027 and thereafter	901
Total	$1,633

For the three months ended September 30, 2023 and 2022, amortization expense was approximately $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2023 and 2022, amortization expense was approximately $0.2 million and $0.2 million, respectively.

Note 7 – Deferred Debt Issuance Costs

Deferred debt issuance costs consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Standing letter of credit	$150	$223
Equity letter of credit	555
Line of credit	$9,943	-
Total	10,648	223
Accumulated amortization	(6,801)	(73)
Deferred debt issuance costs	$3,847	$150

SLOC

For the three months ended September 30, 2023 and 2022, the Company recognized amortization expense of approximately $0.1 million and $23,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized amortization expense of approximately $0.2 million and $0.1 million, respectively.

Equity line of credit

In July 2023, the Company entered into the equity line of credit (“ELOC”) for the right to sell common stock shares to an investor and recorded deferred debt issuance costs of approximately $0.6 million. For the three and nine months ended September 30, 2023, the Company recognized amortization expense of approximately $0.1 million and $0.1 million, respectively.

Line of Credit

In February 2023, the Company entered into its line of credit and recorded deferred debt issuance costs of approximately $9.9 million. During the three and nine months ended September 30, 2023, the Company recognized amortization expense of approximately $2.4 million and $6.5 million, respectively. During the nine months ended September 30, 2023, in connection with the $2.4 million draw down and issuance of the convertible promissory notes, the Company recognized amortization expense of approximately $0.2 million.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022

Payroll and related expenses	$115	$-
Bonus	-	510
Taxes	49	-
Insurance	-	104
Other expenses	11	7
Total	$175	$621

Note 9 – Notes Payable

Convertible Notes

2022 Notes

In October 2022, the Company issued convertible notes (the “2022 Notes”) with a principal balance of approximately $5.4 million and warrants to purchase 362,657 shares of the Company’s common stock for net proceeds of $3.5 million. The 2022 Notes is non-interest bearing and secured by the Company’s assets. The maturity date is the earlier of (i) twelve months from the date of issuance or (ii) the closing of a change of control transaction. The 2022 Notes are convertible into shares of the Company’s common stock at a conversion price of $29.70 per share. The warrants have an exercise price of $19.32 per share and expire five years from the issuance date.

In February 2023, the Company entered into waiver agreements with holders of the 2022 Notes which extended the maturity date of the 2022 Notes from October 19, 2023 to April 18, 2024. As consideration for this agreement, the Company issued 96,890 warrants to purchase shares of the Company’s common stock (See Note 10).

In March 2023, the Company entered into the waiver agreements with holders of the 2022 Notes to eliminate the minimum pricing covenant as it relates to Company’s at-the-market facility. As consideration for this agreement, the Company provided the holders with two options to choose from (i) to take an additional five percent original issue discount (“OID”) on their 2022 Note principal or (ii) to be issued shares of common stock with a value equal to the five percent OID, and to issue total shares of 31,724 as converted using the Nasdaq minimum price of $9.42. During the nine months ended September 30, 2023, six of the note holders elected option (i), and the Company increased the respective principal balance of the notes by approximately $0.2 million. The remaining noteholders elected option (ii), and as of September 30, 2023, no shares of common stock have been issued. The Company recorded expense of $0.3 million associated with the commitment to issue shares of the Company’s common stock.

In May 2023, the Company entered into an inducement agreements with the investors to reduce the conversion price of the 2022 Notes in an aggregate principal amount equal to $1.5 million, convertible into 161,603 shares of the Company’s common stock at $9.28 per share. The remaining investors agreed to reduce the conversion price of the 2022 Notes in an aggregate principal amount equal to $1.4 million, convertible into 127,393 shares of the Company’s common stock at $10.93 per share.

The Company elected to account for the 2022 Notes under the fair value option. For the inducement agreements that were entered into as described above, the Company accounted for the change in the terms through the fair value adjustment of $2.7 million, which is included in the change in fair value of notes on the condensed consolidated statements of operations, upon the settlement of $0.2 million principal balance of the 2022 Notes as part of the exchange agreements, and $1.0 million principal balance of the 2022 Notes in June 2023 based on the issuance of 248,981 shares of the Company’s common stock.

Senior Secured Notes

In January 2023, the Company issued senior secured notes (“Senior Secured Notes”) with a principal balance of approximately $1.2 million and warrants to purchase 41,667 shares of the Company’s common stock for net proceeds of $1.0 million. The Senior Secured Notes do not bear interest, and mature three months from the date of issuance. Pursuant to these terms, the Senior Secured Notes were subsequently extended to May 3, 2023, incurring an additional 10% on principal. The warrants are exercisable for five years at an exercise price of $19.32 per share.

In May 2023, the Company entered into several amendments to extend the Senior Secured Notes maturity date with the investors. In exchange, the Company issued a total of 203,500 shares of common stock to the investors.

The Company concluded that a troubled debt restructuring did not occur, but an extinguishment of the outstanding senior secured notes occurred. Subsequent to the extinguishment, the Company concluded to account for the Senior Secured Notes using the fair value option. The Company recorded an extinguishment loss of $2.2 million.

On June 4, 2023, $0.2 million of the outstanding Senior Secured Notes was settled. The Company accounted for the settlement as an extinguishment that resulted in a $0.1 million gain and resulted in $0.1 million being recorded as Series F convertible preferred stock and $0.1 million being recorded as part of the warrant liability.

On June 30, 2023, the Company and the remaining investors agreed to extend the maturity date of the 2023 Notes until July 31, 2023, in exchange for 41,667 shares of common stock. The Company recorded a change in fair value adjustment of $0.3 million based on the fair value of the 41,667 shares of common stock.

On July 10, 2023, the Company and the remaining investors entered into a forbearance agreement, which was subsequently amended on July 14, 2023. The forbearance agreement provides that the investor shall forbear the exercise of its rights and remedies due to certain events of defaults under the Senior Secured Notes, including payment, until December 31, 2023, in exchange for a non-refundable and indefeasible payment of $0.1 million in the form of a promissory note due December 31, 2023 (the “December 2023 Note). The December 2023 Note was never executed and the Senior Secured Notes investors fully settled the outstanding balance for a total of 189,602 shares of common stock during July and August 2023. The Company recorded a change in fair value adjustment of $39,000 at settlement of the Senior Secured Notes. As of September 30, 2023, there was no outstanding balance related to the Senior Secured Notes.

2023 Note

In February 2023, upon drawing down on the line of credit, the Company issued a Secured Promissory Note (the “2023 Note”) totaling $2.0 million, which is due and payable 60 days from the issuance date. The 2023 Note is non-interest bearing and secured by the Company’s assets. The 2023 Note is convertible into shares of the Company’s common stock at $30.00 per share.

In April 2023, the Company entered into a first amendment to the 2023 Note with the lender, pursuant to which the lender agreed to extend the maturity date of the 2023 Note balance until May 1, 2023 in exchange for 33,333 shares of the Company’s common stock. The 2023 Note was further amended to accrue interest at the 15% per annum from the original funding date of the 2023 Note. The Company recorded a change in fair value adjustment of $0.2 million related to the commitment to issue 33,333 shares of the Company’s common stock.

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

On May 16, 2023, the Company made a second draw of $0.2 million under the line of credit. Upon drawing down on the line of credit, the Company issued a second Secured Promissory Note (the “2nd 2023 Note”) which is due and payable on July 16, 2023. The 2nd 2023 Note shall accrue interest at the 15% per annum from the original funding date of the 2nd 2023 Note.

On May 26, 2023, the Company made a third draw of $0.2 million under the line of credit. Upon drawing down on the line of credit, the Company issued a third Secured Promissory Note (the “3rd 2023 Note”) which is due and payable on June 2, 2023. The 3rd 2023 Note included a $0.2 million commitment fee and does not bear interest. With the 3rd 2023 Note, the Company recorded a change in fair value adjustment of $0.2 million related to the commitment fee.

On May 26, 2023, the Company entered into a fourth amendment to the 2023 Note, pursuant to which the Company will issue to the holder a convertible promissory note in the principal amount of $0.2 million due June 2, 2023 in exchange for 4,000 shares of the Company’s Series E preferred stock, which are convertible into 66,667 shares of the Company’s common stock. The Company recorded a change in fair value adjustment of $0.6 million related to the commitment to issue 4,000 shares of the Company’s Series E preferred stock.

On June 13, 2023, the Company partially redeemed the principal of the 2023 Note. In addition to the accrued interest and commitment fees, the total redeemed balance was approximately $2.1 million. With the settlement of the 2nd 2023 and the 3rd 2023 Note, the Company recorded a change in fair value adjustment of $0.1 million.

On June 30, 2023, the Company and the line of credit lender agreed to amend the 2nd 2023 Note and the 3rd 2023 Note to extend the maturity dates of each until July 16, 2023. In connection with the amendments, the Company agreed to issue to the line of credit lender 5,000 shares of the Company’s Series E preferred stock, which is convertible into 83,333 shares of the Company’s common stock. Additionally, the Company agreed to issue an additional 8,000 shares of the Company’s Series E preferred stock, which is convertible into 133,333 shares of the Company’s common stock, to the line of credit lender for failure to comply with a covenant in the line of credit, as amended. The Company recorded a change in fair value adjustment of $2.0 million related to the commitment to issue 13,000 shares of the Company’s Series E preferred stock.

During July 2023, the Company repaid the outstanding balance of the 2nd 2023 Note and 3rd 2023 Note for cash of $0.4 million. As of September 30, 2023, there was no outstanding balance related to the 2nd 2023 Note and 3rd 2023 Note.

Demand Note

Between May 17 and May 18, 2023, the Company issued secured demand promissory notes (the “Demand Notes”) in an aggregate principal amount equal to $0.2 million. The Demand Notes are due and payable at any time upon demand by the noteholders after the earlier of (i) the consummation of the Company’s first securities offering after the issuance of the Demand Notes or (ii) July 16, 2023. The Demand Notes do not bear interest. In connection with the issuance of the Demand Notes, the Company agreed to issue an aggregate of 76,626 shares of the Company’s common stock to the Demand Note holders. The Company recorded expense of $0.2 million associated with the commitment to issue shares of the Company’s common stock.

On May 30, 2023, the Company issued secured demand promissory notes (the “2nd Demand Notes”) in an aggregate principal amount equal to $0.1 million. The 2nd Demand Notes are due and payable at any time upon demand by the noteholder after the earlier of (i) the consummation of the Company’s first securities offering after the issuance of the 2nd Demand Notes or (ii) July 16, 2023. The 2nd Demand Notes do not bear interest. In connection with the issuance of the 2nd Demand Notes, the Company agreed to issue an aggregate of 46,935 shares of the Company’s common stock to the 2nd Demand Notes holders. The Company recorded expense of $0.1 million associated with the commitment to issue shares of the Company’s common stock.

On July 25, 2023, the Company entered into the Demand Secured Promissory Note Agreement (“Q3 Demand Notes”) with two investors for a purchase price of $20,000 each and with an original issue discount of $12,000. Upon settlement, the Company is obligated to pay a total of $0.1 million in principal for the issuance of both notes. The Q3 Demand Notes are due and payable at any time upon demand by the holder after the earlier of (i) the consummation of the Company’s first securities offering after the issuance of the Q3 Demand Notes and (ii) January 25, 2024.

Note 10 - Fair Value Measurements

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2023 and December 31, 2022:

	Fair value measured at September 30, 2023
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Warrant liability	$34	$-	$-	$34

	Fair value measured at December 31, 2022
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Convertible notes	$1,654	$-	$-	$1,654
Warrant liability	$972	$-	$-	$972

For the nine months ended September 30, 2023 there was a decrease of approximately $2.6 million in Level 3 liabilities measured at fair value.

2022 Convertible Notes at Fair Value

The fair value of the 2022 Notes on the issuance dates, and as of September 30, 2023 were estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the common stock price, volatility, and risk-free interest rates. The Company elected the fair value option when recording its 2022 Notes and the 2022 Notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed consolidated financial statements.

During the nine months ended September 30, 2023, seven noteholders converted a portion of their 2022 Notes into 248,981 shares of the Company’s commons stock (See Note 9). The fair value of the converted notes totaled $2.2 million.

In February 2023, the Company entered into waiver agreements with holders of the 2022 Notes (See Note 9). In connection with the waiver agreement, the 2022 Notes were revalued as of the amendment date.

In March 2023, the Company entered into the second waiver agreements with holders of the 2022 Notes (See Note 9). A number of holders elected to increase the principal balance of their notes. The Company revalued the respective notes on the date prior to the amendment date and again on the amendment date. The change in fair value related to the amendment of these 2022 Notes was approximately $0.4 million.

In June 2023, the Company entered into an exchange agreement and $0.2 million fair value of the 2022 Notes was exchanged for 206 shares of Series F Preferred stock. As of September 30, 2023, there was no outstanding balance related to the 2022 Notes.

Line of Credit

In February 2023, the Company drew down $2.0 million from the line of credit and issued the 2023 Notes of $2.0 million. The 2023 Note had fair value at issuance of $1.9 million and the Company recorded a gain on issuance of approximately $0.1 million, which is included in other income (expense) on the condensed consolidated statement of operations.

In May 2023, the Company drew down $0.4 million from the line of credit and in accordance with the terms of the agreement issued the 2nd 2023 Notes and 3rd 2023 Notes. During July 2023, the Company repaid the outstanding balance of $0.4 million in cash.

As of September 30, 2023, there was no outstanding balance related to the 2023 Notes.

The following table provides the changes in fair value of the 2022 Notes and warrant liability (in thousands):

	Convertible Notes	Warrant Liability
Balance at December 31, 2022	$1,654	$972
Conversion of 2022 Notes	(516)
Issuance of 2023 Notes in connection with line of credit	2,000
Change in fair value of 2022 Notes in connection with March waiver agreement	368
Senior Secured Notes - reclass to fair value option	1,133
Conversion of 2022 Notes into Series F in connection with exchange agreements	(243)
Conversion of 2022 Notes	(950)
Settlement in connection with line of credit	(1,747)
Issuance of 2nd 2023 Notes and 3rd 2023 Notes	350
Repayment of line of credit, 2nd 2023 Notes and 3rd 2023 Notes	(600)
Settlement in connection with Senior Secured Notes	(1,107)
Warrants issued in connection with Senior Secured Notes		157
Warrants issued in connection with line of credit		5,593
Warrants issued in connection with inducement agreement		760
Warrants issued in connection with February waiver agreement		711
Fair value of warrants exercised		(759)
Loss on extinguishment of warrant liability		504
Warrants Issued in connection with Demand Notes to Series F exchange		140
Warrants Issued in connection with Senior Secured Notes to Series F exchange		50
Warrants Issued in connection with 2022 Notes to Series F exchange		639
Warrants Issued in connection with Series D to Series F exchange		450
Warrants Issued in connection with Series F-1		956
Warrants Issued in connection with Series F-2		285
Change in fair value	(342)	(10,424)
Balance at September 30, 2023	$-	$34

Warrants

2022 Notes

In connection with the 2022 Notes, the Company issued 362,657 warrants to purchase shares of the Company’s common stock. During the nine months ended September 30, 2023, the Company entered into a warrant inducement and exercise agreement with certain holders. Under the terms of the agreement, the holders exercised 106,764 warrants with a fair value of approximately $0.8 million and the Company issued 106,764 new warrants to purchase shares of its common stock with a fair value of $1.3 million. The Company recognized a loss on extinguishment of the warrants of approximately $0.5 million which is included in other income (expense) on the condensed consolidated statement of operations.

February Waiver Agreement

In connection with the February waiver agreement, the Company issued 96,890 warrants to purchase shares of the Company’s common stock with a fair value of $0.7 million on the issuance date.

As of September 30, 2023, there were 96,980 warrants outstanding with nominal fair value.

Series F Preferred Stock Exchange Agreements

In connection with the Series F preferred stock exchange agreements, the Company issued 592,137 warrants to purchase shares of the Company’s common stock. The Company concluded that the exchange warrants are liability classified with a fair value of $1.3 million as of the issuance date. As of September 30, 2023, the exchange warrants had a nominal fair value.

Senior Secured Notes

In connection with the issuance of the Senior Secured Notes in January 2023 (See Note 9), the Company issued 41,667 warrants to purchase shares of the Company’s common stock. The Company estimated the aggregate fair value of the warrants on the issuance date to be approximately $0.2 million, and nominal value as of September 30, 2023.

Line of Credit

In February 2023, in connection with the issuance of its line of credit, the Company issued 45,000 warrants to purchase shares of its Series E preferred stock (See Note 11). The Company estimated the aggregate fair value of the warrants on the issuance date to be approximately $5.6 million, and nominal value as of September 30, 2023.

Series F-1 and F-2 Issuances

As part of the Series F-1 and F-2 preferred stock issuances, the Company issued 523,323 warrants to purchase shares of the Company’s common stock. The Company concluded that the Series F-1 and Series F-2 warrants are liability classified with a fair value of $1.2 million as of the issuance date. As of September 30, 2023, the fair value of the Series F-1 and Series F-2 warrants were nominal.

The warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income (expense) on the condensed consolidated statements of operations.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants on the issuance dates and as of September 30, 2023 and December 31, 2022 is as follows:

	Series F / F-1 / F-2	2022 Notes	Warrants - Senior Secured Note	Warrants - Series E - Line of Credit	December 31, 2022
Date	9/30/2023	9/30/2023	9/30/2023	9/30/2023	12/31/2022
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected price volatility	70.0%	65.0%	65.0%	65.0%	48.7%
Risk free interest rate	4.63%	4.69%	4.22%	4.67%	4.74%
Expected term (in years)	4.7	4.1	4.3	4.3	0.8

Note 11 – Stockholders’ Equity

Preferred Stock

As of September 30, 2023, there were 50,000,000 authorized shares of the Company’s preferred stock with par value of $0.0001.

Series A Preferred Sock

As of September 30, 2023 and December 31, 2022, 251 shares of Series A preferred stock are issued and outstanding.

Series B Preferred Stock

As of September 30, 2023 and December 31, 2022, 1,443 shares of Series B preferred stock are issued and outstanding.

Series C Preferred Stock

As of September 30, 2023 and December 31, 2022, 500,756 shares of Series C preferred stock are issued and outstanding.

Series D Preferred Stock

As of September 30, 2023 and December 31, 2022, zero and 1,058 shares of Series D preferred stock are issued and outstanding.

Series E Preferred Stock

On February 1, 2023, the Company’s Board of Directors authorized 77,000 shares of Series E preferred stock with a par value of $0.0001 per share, in connection with its line of credit. Each share of Series E preferred stock is convertible into 1,000 shares of the Company’s common stock at the option of the holders. The holders of the Series E preferred stock shall receive dividends on an as converted basis together with the holders of the Company’ common stock. The Series E preferred stock has no voting rights and does not have a preference upon any liquidation, dissolution or winding-up of the Company.

On February 2, 2023, in connection with its line of credit, the Company issued 5,000 shares of Series E preferred stock as a commitment fee with a fair value of $1.5 million. In addition, the Company agreed to issue an additional 5,000 shares of Series E preferred stock on both the first and second anniversary date of the line of credit, or 10,000 shares on the first anniversary, if the Company does not elect to extend the maturity date of the line of credit. The fair value of the additional 10,000 shares of Series E preferred stock on the issuance date totaled $2.9 million. The Company recorded the total fair value of $4.4 million as additional paid-in capital with the offsetting increase to deferred debt issuance costs.

As of September 30, 2023, following Series E preferred stock conversions, zero shares of Series E preferred stock are issued and outstanding. There were no shares of Series E preferred stock issued and outstanding as of December 31, 2022.

Series F Preferred Stock

On June 4, 2023, the Company entered into exchange agreements with (i) the 2022 Notes investors for the exchange of 2022 Notes in the aggregate principal amount of $2.6 million for 2,622 shares of the Company’s Series F convertible preferred stock (“Series F preferred stock”), (ii) with the Senior Secured Notes investors for the exchange of Senior Secured Notes in the aggregate principal amount of $0.2 million for 206 shares of Series F Preferred Stock; (iii) with the Demand Noteholders for the exchange of Demand Notes in the principal amount of $0.6 million for 576 shares of Series F Preferred Stock, and (iv) with the purchasers of the Company’s Series D Preferred Stock for the exchange of 1,197 shares of Series D Preferred Stock for 1,847 shares of Series F Preferred Stock.

In addition, the Company issued new five-year warrants to purchase an aggregate of 592,137 shares of common stock (the “Exchange Warrants”) to the 2022 Note holders, the Senior Secured Note holders, and the purchasers of the Company’s Series D preferred stock. The Exchange Warrants are exercisable at an exercise price of $8.868 per share of common stock. The holders may exercise the Exchange Warrants on a cashless basis if the shares of the Company’s common stock underlying the Exchange Warrants are not then registered pursuant to an effective registration statement. The Company concluded that the Exchange Warrants are liability classified.

For the 2022 Note holders, the total fair value of Series F preferred stock and warrant liability issued were $1.1 million and $0.6 million, respectively. For the Senior Secured Note holders, the total fair value of Series F preferred stock and warrant liability issued were $0.1 million and $30,000, respectively. For the Demand Note holders, the total fair value of Series F Preferred Stock and Warrant Liability issued were $0.2 million and $0.2 million, respectively. For the purchasers of the Company’s Series D preferred stock, the Company accounted for the exchange as an extinguishment of the Series D preferred stock and recorded the total fair value of Series F preferred Stock and warrant liability of $0.7 million and $0.5 million, respectively. The difference of $0.5 million with the $0.7 million carrying value of the Series D preferred stock as a deemed dividend and reduction to additional-paid-in-capital.

In July 2023, the Company converted 803 shares of Series F preferred stock for 103,234 shares of common stock. As of September 30, 2023 and December 31, 2022, 4,448 and zero shares of Series F preferred stock are issued and outstanding.

Series F-1 Preferred Stock

On June 13, 2023, the Company issued 3,583 shares of Series F-1 preferred stock for an aggregate purchase price of $2.3 million. In connection with the issuance of the Series F-1 preferred stock, the holders will receive five-year warrants to purchase an aggregate of 398,377 shares of common stock (the “Series F-1 Warrants”). The Series F-1 Warrants will be exercisable at an exercise price of $8.994 per share of the Company’s common stock, subject to certain adjustments as set forth in the Series F-1 Warrants. The holders may exercise the Series F-1 Warrants on a cashless basis if the shares of our Common Stock underlying the Series F-1 Warrants are not then registered pursuant to an effective registration statement. The obligations of the Company and the Purchasers to consummate the transactions contemplated by the Purchase Agreement are subject to the satisfaction on or prior to the Closing of customary closing conditions..

The Company allocated the proceeds of $2.3 million to the liability classified warrants with a fair value of $0.9 million and the remaining proceeds of $1.4 million to the Series F-1 preferred stock.

In July 2023, the Company converted 2,930 shares of Series F-1 preferred stock for 325,737 shares of common stock. As of September 30, 2023 and December 31, 2022, 653 and zero shares of Series F-1 preferred stock are issued and outstanding.

Series F-2 Preferred Stock Offering

On June 14, 2023, the Company issued 1,153 shares of its Series F-2 preferred stock for an aggregate purchase price of approximately $0.7 million. In connection with the issuance of the Series F-2 preferred stock, the holders will receive five-year warrants to purchase an aggregate of 124,946 shares of common stock (the “F-2 Warrants”). The F-2 Warrants will be exercisable at an exercise price of $9.228 per share of common stock.

The Company allocated the proceeds of $0.7 million to the liability classified warrants with a fair value of $0.3 million and the remaining proceeds of $0.4 million to the Series F-2 preferred stock.

As of September 30, 2023 and December 31, 2022, 1,153 and zero shares of Series F-2 preferred stock are issued and outstanding.

Common Stock

Authorized Shares

As of September 30, 2023, there were 800,000,000 shares of the Company’s authorized shares of common stock.

Warrant Exercises

During the nine months ended September 30, 2023, the Company issued 106,764 shares of its common stock in connection with the exercise of 106,768 warrants, receiving net proceeds of approximately $2.0 million at a weighted-average price of $19.30 per share.

During the nine months ended September 30, 2023, the Company issued 2,493 shares of its common stock in connection with the exercise of 2,778 penny warrants.

At-the-Market Offering

As of September 30, 2023, the Company has received net proceeds on sales of 794,689 shares of common stock under the at-the-market offering of approximately $3.8 million after deducting $0.1 million in commissions and expenses. The weighted-average price of the common stocks were $4.98 per share.

Equity Line of Credit

On July 20, 2023 (“Closing Date”), the Company entered into the ELOC with a purchaser (“ELOC Purchaser”) whereby the Company has the right to sell up to an aggregate of $50.0 million of newly issued shares (the “ELOC Shares”) of the Company’s common stock. The aggregate number of shares that the Company can sell under the ELOC Purchase Agreement may not exceed 4.99% of the outstanding common stock, subject to certain exceptions set forth in the ELOC Purchase Agreement.

The purchase price of the shares of common stock that the Company elects to sell to the pursuant to the ELOC Purchase Agreement will be equal to 97.0% of the lower of (i) the lowest intraday sale price of the common stock on the Company’s current trading market on the applicable purchase date or (ii) the arithmetic average of the three lowest closing sale prices during the ten trading days immediately preceding the applicable purchase date. There is no upper limit on the price per share that ELOC Purchase could be obligated to pay for the common stock under the ELOC Purchase Agreement.

On the Closing Date, the Company issued 21,841 shares of common stock to the ELOC Purchase as an initial fee for commitment to purchase the Company’s common stock under the ELOC Purchase Agreement. On the date that is the earlier of (i) 30 calendar days after the Closing Date or (2) October 16, 2023, the Company will issue an additional 87,417 shares of common stock as additional commitment shares. Liability for common stock issued was $0.4 million as of the closing date. The liability is subject to remeasurement at each reporting period until issued, and any change in fair value is recognized and included as other income (expense) in the condensed consolidated statement of operations. The change in fair value of liability issued was approximately $0.4 million during the nine months ended September 30, 2023.

As of September 30, 2023, the Company received net proceeds on sales of 3,986,991 shares of common stock of approximately $4.5 million, after deducting commissions and expenses, at a weighted average price of $1.19 per share.

Note 12 – Stock-Based Compensation

Stock Options

The Company grants equity-based compensation under its 2020 Long-Term Incentive Plan (the “2020 Plan”) and its 2016 Equity Incentive Plan (the “2016 Plan”). The 2020 Plan and 2016 Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants. On June 14, 2019, the Board of Directors of the Company approved increasing the number of shares allocated to the Company’s 2016 Equity Incentive Plan from 91,667 to 122,222.

On December 16, 2020, the Company adopted its 2020 Plan. Under the 2020 Plan, there are 88,889 shares of the Company’s common stock available for issuance and the 2020 Plan has a term of 10 years.

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

A summary of activity under the Plans for the nine months ended September 30, 2023 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	159,295	$153.35	6.5	$26,188
Forfeited	(1,516)	$196.86	-	-
Outstanding at September 30, 2023	157,779	$157.47	5.8	$-

Exercisable at September 30, 2023	143,325	$168.04	5.5	$-

Stock-Based Compensation

The total stock-based compensation expense recognized was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Research and development expenses	$46	$136	$150	$636
Selling, general and administrative expenses	87	344	296	2,375
Total stock-based compensation	$133	$480	$446	$3,011

As of September 30, 2023, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $0.1 million, which the Company expects to recognize over an estimated weighted-average period of 2.5 years.

Restricted Stock Units

A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 21, 2022	10,483	$82.02
Vested	(3,344)	$104.04
Unvested at September 30, 2023	7,139	$71.68

Note 13 – Warrants

A summary of the Company’s warrant (excluding penny warrants) activity and related information is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	461,066	$44.88	4.5	$-
Issued	1,405,797	$11.42	4.6	-
Exercised	(106,768)	$19.20	-	-
Outstanding at September 30, 2023	1,760,095	$18.96	4.4	$-

Liability Classified Warrants

Senior Secured Note

During the nine months ended September 30, 2023, the Company issued 41,667 warrants to purchase shares of the Company’s common stock with an exercise price of $19.30 per share. The warrants expire 5 years from the issuance date.

Line of Credit

During the nine months ended September 30, 2023, in connection with its line of credit, the Company issued 45,000 Series E warrants to purchase shares of its Series E preferred stock with an exercise price of $0.50 per share (See Note 9). The warrants expire 5 years from the issuance date.

2022 Notes

In connection with the 2022 Notes, the Company issued 362,657 warrants to purchase shares of the Company’s common stock. The warrants have an exercise price of $19.30 per share and expire five years from the issuance date.

During the nine months ended September 30, 2023, the Company entered into a warrant inducement and exercise agreement with certain holders. Under the terms of the agreement, the holders exercised 106,764 warrants, and the Company issued 106,764 new warrants to purchase shares of its common stock with an exercise price of $19.30 per share. The warrants expire 5 years from the issuance date.

On February 28, 2023, the Company entered into waiver agreements with holders of the 2022 Notes and issued 96,894 warrants to purchase shares of the Company’s common stock with an exercise price of $19.30 per share.

Exchange Warrants, F-1 Warrants, and F-2 Warrants

In connection with the exchange agreement, the Company issued new five-year warrants to purchase an aggregate of 592,137 shares of common stock to the noteholders and the purchasers of the Company’s Series D preferred stock. The Exchange Warrants are exercisable at an exercise price of $8.868 per share of common stock. The holders may exercise the warrants on a cashless basis if the shares of the common stock underlying the warrants are not then registered pursuant to an effective registration statement. The Company concluded that the Exchange Warrants are liability classified.

In connection with the issuance of the Series F-1 preferred stock, the noteholders will receive five-year warrants to purchase an aggregate of 398,379 shares of common stock. The warrants will be exercisable at an exercise price of $8.994 per share of the Company’s common stock. The noteholders may exercise the warrants on a cashless basis if the shares of the common stock underlying the warrants are not then registered pursuant to an effective registration statement.

In connection with the issuance of the Series F-2 preferred stock, the noteholders will receive five-year warrants to purchase an aggregate of 124,948 shares of common stock. The F-2 warrants will be exercisable at an exercise price of $9.228 per share of common stock. The noteholders may exercise the F-2 warrants on a cashless basis if the shares of the common stock underlying the F-2 warrants are not then registered pursuant to an effective registration statement.

Purchase Order Warrants

On August 12, 2022, the Company entered into two Purchase Orders (PO’s) with Hudson Pacific Properties, L.P. (“Hudson”) for the purchase of the Company’s Smart Window Inserts™ (“Inserts”). The PO’s have a value of $0.1 million and represent the first orders the Company has received prior to the launch of its Inserts. As additional consideration for the PO’s, the Company issued a warrant to Hudson to purchase 5,000 shares of the Company’s common stock at $45.00 per share. The warrant has a five-year life and expires on August 12, 2027.

Because Hudson is a customer, the Company accounts for the PO’s and warrants under ASC 606. As the performance obligations have not yet been satisfied, the Company has not recognized any revenue in connection with Hudson during the nine months ended September 30, 2023.

The Company measured the fair value of the warrant using the Black-Scholes valuation model on the issuance date, with the value being recognized as a prepaid asset up to the recoverable value represented by the value of the contract. The fair value of the warrant on the issuance date totaled $0.2 million, and as of September 30, 2023, the Company recorded a prepaid asset of $0.1 million, representing the recoverable value from the PO’s, which is included in prepaid and other current assets on the condensed consolidated balance sheet.

SLOC

In connection with the SLOC, on March 17, 2022 the Company issued a warrant for 3,333 shares of common stock with an exercise price of $120.00 per share, and a total fair value of approximately $0.2 million. This amount is included in the accompanying consolidated balance sheet as deferred debt issuance costs (See Note 8).

Note 14 – Commitments and Contingencies

Operating Leases

The Company leases laboratory spaces, warehouse and office facilities with lease terms ranging from three to five years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain operating leases also include renewal options at the election of the Company to renew or extend the lease. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities.

As of September 30, 2023, the Company had operating lease liabilities of approximately $0.7 million and right-of- use assets of approximately $0.7 million, which are included in the condensed consolidated balance sheet.

The components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2023	2022	2023	2022
Operating leases:
Operating lease cost	$108	$190	$439	$570
Variable lease cost	25	17	74	33
Operating lease expense	$133	$207	$513	$603

The following information represents supplemental disclosure for the condensed consolidated statement of cash flows related to operating leases (in thousands):

	Nine months Ended September 30,
	2023	2022
Operating cash flows - operating leases	$513	$570
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$2,336

The present value assumptions used in calculating the present value of the lease payments were as follows:

	September 30,
	2023	2022

Weighted-average remaining lease term (years)	1.7	3.5
Weighted-average discount rate	12.0%	12.0%

As of September 30, 2023, future minimum payments are as follows (in thousands):

Operating
Leases
Three months ended December 31, 2023	$133
Year ended December 31, 2024	417
Year ended December 31, 2025	194
Year ended December 31, 2026	100
Year ended December 31, 2027	9
Total	853
Less present value discount	(113)
Operating lease liabilities	$740

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

Note 15 – Subsequent Events

The Company has evaluated all subsequent events through the date of filing, November 14, 2023, of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of September 30, 2023, and events which occurred after September 30, 2023, but which were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

ATM Offering

Subsequent to September 30, 2023, the Company received net proceeds on sales of 5,456,699 shares of common stock of approximately $1.9 million (after deducting $0.1 million in commissions and expenses) at a weighted average price of $0.36 per share.

Delisting Notice

On October 19, 2023, the Company received a letter (the “Nasdaq Staff Deficiency Letter”) from Nasdaq indicating that, for the last thirty (30) consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until April 16, 2024, to regain compliance with the Bid Price Rule. The letter states that the Nasdaq staff will provide written notification that the Company has achieved compliance with Bid Price Rule if at any time before April 16, 2024, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of the Company’s common stock.

The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with the Bid Price Rule by April 16, 2024.

If the Company does not regain compliance with the Bid Price Rule by April 16, 2024, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Rule, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will notify the Company that its securities will be subject to delisting. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities. There can be no assurance that the Company will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification.

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

Overview

We were incorporated in the State of Delaware on April 20, 2015. Effective October 6, 2017, our name was changed to Crown Electrokinetics Corp. from 3D Nanocolor Corp.

On January 26, 2021, we completed our public offering, and our common stock began trading on the Nasdaq Capital Market (Nasdaq) under the symbol CRKN.

We commercialize technology for smart or dynamic glass. Our electrokinetic glass technology is an advancement on microfluidic technology that was originally developed by HP Inc.

On December 20, 2022, we incorporated Crown Fiber Optics Corp., a Delaware based entity, to own and operate our acquired business from the acquisition of Amerigen 7, LLC (“Amerigen 7”) in January 2023. Crown Fiber Optics Corp. is accounted for as our wholly- owned subsidiary.

Reverse Stock Split

On August 11, 2023, our board of directors authorized a reverse stock split (‘Reverse Stock Split”) at an exchange ratio of one-for-60 basis. The number of authorized shares and the par value of the common stock was not adjusted as a result of the Reverse Stock Split. In connection with the Reverse Stock Split, the conversion ratio for our outstanding preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion to the Reverse Stock Split. All references to common stock and options to purchase common stock share data, per share data and related information contained in the condensed consolidated financial statements have been adjusted to reflect the effect of the Reverse Stock Split.

Components of Operating Results

Revenue

Revenue include fiber splicing services as required based on short-term work orders assigned by customers. We recognize revenue immediately upon completion of each work order in the amount that reflects the consideration to which we expect to be entitled.

Cost of Revenue

Cost of revenue primarily consists of cost of inventory sold during the period (net of discounts and allowances), storage costs, direct labor, shipping and handling costs, and allocated overhead

Gross Profit

Gross profit have been, and will continue to be, affected by a variety of factors, including those that may affect our revenue set forth above and factors that may affect our cost of revenue.

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) selling, general and administrative expenses.

Research and Development Expenses

Research and development expenses primarily consist of compensation and related costs for personnel (including stock-based compensation expenses), materials, supplies, technology and software license amortization and equipment depreciation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel costs, including salaries, bonus and benefit costs, professional fees, stock-based compensation, facility costs (including rent, property taxes, utilities, common area maintenance and insurance), audit and compliance expenses, advertising and marketing expenses and other administrative costs.

Other Income (Expense)

Interest Expense

Interest expenses consist primarily of amortization expense from our line of credits. Refer to Note 7 on our condensed consolidated financial statements for additional information.

Loss on Extinguishment of Warrant Liability

Loss on extinguishment of warrant liability relates to the loss recognized on the settlement of our warrant liabilities. Refer to Note 10 on our condensed consolidated financial statements for additional information.

Loss on Extinguishment of Debt

Loss on extinguishment of debt relates to the loss recognized on the settlement of our convertible notes. Refer to Note 9 on our condensed consolidated financial statements for additional information.

Gain on Issuance of Convertible Notes

Gain on issuance of convertible notes relates to the gain recognized due to the change in fair value of our convertible notes. Refer to Note 10 on our condensed consolidated financial statements for additional information.

Change in Fair Value of Warrants

Change in fair value of warrants relates to changes in the fair value of our warrants which were remeasured to fair value in each reporting period. Refer to Note 10 on our condensed consolidated financial statements for additional information.

Change in Fair Value of Notes

Change in fair value of notes relates to changes in the fair value of our convertible notes which were remeasured to fair value in each reporting period. Refer to Note 10 on our condensed consolidated financial statements for additional information.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability relates to changes in the fair value of our derivative liability which was remeasured to fair value in each reporting period. Refer to Note 11 on our condensed consolidated financial statements for additional information.

Other Expense

Other expenses consist primarily of various other expenses.

Results of Operations for the Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022 (in thousands):

	Three Months Ended			Nine months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
Revenue	$-	$-	$-	$59	$-	$59
Cost of revenue	-	-	-	54	-	54
Gross profit	-	-	-	5	-	5

Operating expenses:
Research and development	492	955	(463)	1,523	3,523	(2,000)
Selling, general and administrative	2,941	2,160	781	10,926	8,634	2,292
Total operating expense	3,433	3,115	318	12,449	12,157	292

Loss from operations	(3,433)	(3,115)	(318)	(12,444)	(12,157)	(287)

Other income (expense)
Interest expense	(2,445)	(1)	(2,444)	(6,970)	(6)	(6,964)
Loss on extinguishment of warrant liability	-	-	-	(504)	-	(504)
Loss on extinguishment of debt	-	-	-	(2,345)	-	(2,345)
Gain on issuance of convertible notes	-	-	-	64	-	64
Change in fair value of warrants	2,688	-	2,688	10,424	-	10,424
Change in fair value of notes	(40)	-	(40)	(7,040)	-	(7,040)
Change in fair value of derivative liability	401		401	401		401
Other expense	(30)	-	(30)	(1,264)	-	(1,264)
Total other income (expense)	574	(1)	575	(7,234)	(6)	(7,228)

Loss before income taxes	(2,859)	(3,116)	257	(19,678)	(12,163)	(7,515)

Net loss	$(2,859)	$(3,116)	$257	$(19,678)	$(12,163)	$(7,515)

Revenue

No revenue was recognized by the Company during the three months ended September 30, 2022 and September 30, 2023. Revenue is generated by the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation, and was $0.1 million for the nine months ended September 30, 2023. No revenue was recognized by the Company during the nine months ended September 30, 2022.

Cost of Revenue

No cost of revenue was recognized by the Company during the three months ended September 30, 2022 and September 30, 2023. Cost of revenue is generated by the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation, and was $0.1 million for the nine months ended September 30, 2023. No cost of revenue was recognized by the Company during the nine months ended September 30, 2022.

Research and Development

Research and development expenses were $0.5 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $0.5 million is primarily related to a decrease in salaries and benefits.

Research and development expenses were $1.5 million and $3.5 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $2.0 million is primarily related to a decrease in salaries and benefits of $1.9 million and $0.1 million of other expenses.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $2.9 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively. The $0.7 million increase in SG&A expenses is primarily due to an increase in salaries and benefits for Crown Fiber Optics of $0.2 million and $0.5 million in consolidated professional fees.

Selling, general and administrative (“SG&A”) expenses were $10.9 million and $8.6 million for the nine months ended September 30, 2023 and 2022, respectively. The $2.3 million increase in SG&A expenses is primarily due to an increase in salaries and benefits for Crown Fiber Optics of $2.6 million, partially offset by a decrease in salaries and benefits for Crown Electrokinetics of $0.3 million.

Interest Expense

Interest expenses was $2.5 million for the three months ended September 30, 2023 and was immaterial for the three months ended September 30, 2022. Interest expenses for the three months ended September 30, 2023 primarily consisted of amortization expense from our line of credits.

Interest expenses was $7.0 million for the nine months ended September 30, 2023 and was immaterial for the nine months ended September 30, 2022. Interest expenses for the nine months ended September 30, 2023 primarily consisted of amortization expense from our line of credits.

Loss on Extinguishment of Warrant Liability

Loss on extinguishment of warrant liability was $0.5 million for the nine months ended September 30, 2023 and was zero for the nine months ended September 30, 2022. Loss on extinguishment of warrant liability for the nine months ended September 30, 2023 primarily consisted of settlement of our warrant liabilities.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $2.3 million for the nine months ended September 30, 2023 and was zero for the nine months ended September 30, 2022. Loss on extinguishment of debt for the nine months ended September 30, 2023 primarily consisted of settlement of our convertible notes.

Gain on Issuance of Convertible Notes

Gain on issuance of convertible notes was $0.1 million for the nine months ended September 30, 2023 and was zero for the three months ended September 30, 2022. Gain on issuance of convertible notes for the nine months ended September 30, 2023 was related to the gain on our 2023 Note.

Change in Fair Value of Warrants

Change in fair value of warrants was $2.7 million for the three months ended September 30, 2023 and was zero for the three months ended September 30, 2022. Change in fair value of warrants for the three months ended September 30, 2023 is related to the fair value gain from the remeasurement of our warrants.

Change in fair value of warrants was $10.4 million for the nine months ended September 30, 2023 and was zero for the nine months ended September 30, 2022. Change in fair value of warrants for the nine months ended September 30, 2023 is related to the fair value gain from the remeasurement of our warrants.

Change in Fair Value of Notes

Change in fair value of notes was $40,000 for the three months ended September 30, 2023 and was zero for the three months ended September 30, 2022. Change in fair value of notes for the three months ended September 30, 2023 is related to the fair value gain from the remeasurement of our convertible notes.

Change in fair value of notes was $7.0 million for the nine months ended September 30, 2023 and was zero for the nine months ended September 30, 2022. Change in fair value of notes for the nine months ended September 30, 2023 is related to the fair value gain from the remeasurement of our convertible notes.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0.4 million for the three months ended September 30, 2023 and was zero for the three months ended September 30, 2022. Change in fair value of notes for the three months ended September 30, 2023 is related to the fair value gain from the remeasurement of the derivative liability.

Change in fair value of notes was $0.4 million for the nine months ended September 30, 2023 and was zero for the nine months ended September 30, 2022. Change in fair value of derivative liability for the nine months ended September 30, 2023 is related to the fair value gain from the remeasurement of our derivative liability.

Other Expense

Other expense was $30,000 for the three months ended September 30, 2023 and was zero for the three months ended September 30, 2022. Other expense for the three months ended September 30, 2023 primarily consisted of various other expenses.

Other expense was $1.3 million for the nine months ended September 30, 2023 and was zero for the nine months ended September 30, 2022. Other expense for the nine months ended September 30, 2023 primarily consisted of various other expenses.

Liquidity and Going Concern

	September 30,	September 30,
	2023	2022

Cash and cash equivalents at the beginning of the period	$821	$6,130
Net cash used in operating activities	(11,809)	(8,049)
Net cash used in investing activities	(1,729)	(339)
Net cash provided by financing activities	14,773	2,600
Cash and cash equivalents at the end of the period	$2,056	$342

As of September 30, 2023, we had an accumulated deficit of approximately $107.7 million. During the nine months ended September 30, 2023, we incurred net loss of $19.7 million, and used approximately $11.8 million in net cash in operating activities.

During the nine months ended September 30, 2023, we received net proceeds on sales of shares of common stock under the at-the-market offering sales agreement of approximately $3.8 million (after deducting $0.1 million in commissions and expenses) at a weighted average price of $4.98 per share.

During the nine months ended September 30, 2023, in connection with its 2022 Notes, we entered into a warrant inducement and exercise agreement with certain holders. Under the terms of the agreement, the holders exercised 106,764 warrants with a fair value of approximately $0.8 million and we issued 106,764 new warrants to purchase shares of its common stock with a fair value of $1.3 million. We recognized a loss on extinguishment of the warrants of approximately $0.5 million which is included in other expense on the accompanying condensed consolidated statement of operations.

On January 3, 2023, we received net proceeds of $1.0 million from the issuance of senior secured notes with a principal balance of $1.2 million and a debt discount of $0.2 million.

On February 2, 2023, we withdrew $2.0 million under the line of credit. Upon drawing down on the line of credit, we issued the 2023 Note which is due and payable 60 days from the issuance date.

On April 4th, 2023, we made a $0.3 million payment on the note balance.

On May 16, 2023, we made a second draw of $0.2 million under the line of credit. Upon drawing down on the line of credit, we issued a second Secured Promissory Note (the “2nd 2023 Note”) which is due and payable July 16, 2023. The 2nd 2023 Note shall accrue interest at the 15% per annum from the original funding date of the 2nd 2023 Note.

On May 26, 2023, we made a third draw of $0.2 million under the line of credit. Upon drawing down on the line of credit, we issued a third “Secured Promissory Note (the “3rd 2023 Note”) which is due and payable June 2, 2023. The 3rd 2023 Note included a $0.2 million commitment fee and does not bear interest.

On June 13, 2023, we partially redeemed the principal of the 2023 Note and fully redeemed the principal of the 2nd 2023 Note and the 3rd 2023 Note in addition to all accrued interest and commitment fees owing for approximately $2.1 million.

Between May 17, 2023 and May 18, 2023, we issued secured demand promissory notes (the “Demand Notes”) to certain investors (the “Demand Holders”) in an aggregate principal amount equal to $0.2 million. The Demand Notes are due and payable at any time upon demand by a Demand Holder after the earlier of (i) the consummation of our first securities offering after the issuance of the Demand Notes and (ii) July 16, 2023. The Demand Notes do not bear interest.

On May 30, 2023, we issued secured demand promissory notes (the “2nd Demand Notes”) to certain investors (the “2nd Demand Holders”) in an aggregate principal amount equal to $0.1 million. The 2nd Demand Notes are due and payable at any time upon demand by a 2nd Demand Holder after the earlier of (i) the consummation of our first securities offering after the issuance of the 2nd Demand Notes and (ii) July 16, 2023. The 2nd Demand Notes do not bear interest.

On June 13, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Series F-1 Purchasers”), pursuant to which, at the closing of the transactions contemplated by the Purchase Agreement the Series F-1 Purchasers agreed to purchase an aggregate of 3,583 shares of our Series F-1 Convertible Preferred Stock (“Series F-1 Preferred Stock”) for an aggregate purchase price of approximately $2.3 million.

On June 14, 2023, we entered into a Securities Purchase Agreement (the “Series F-2 Purchase Agreement”) with certain accredited investors (the “Series F-2 Purchasers”), pursuant to which, at the closing of the transactions contemplated by the Purchase Agreement the Series F-2 Purchasers agreed to purchase an aggregate of 1,153 shares of our Series F-2 Convertible Preferred Stock (“Series F-2 Preferred Stock”) for an aggregate purchase price of approximately $0.7 million, net of $0.1 million in legal fees.

On July 25, 2023, the Company entered into the Demand Secured Promissory Note Agreement (“Q3 Demand Notes”) with two investors for a purchase price of $20,000 each and with an original issue discount of $12,000. Upon settlement, the Company is obligated to pay a total of $0.1 million in principal for the issuance of both notes. The Q3 Demand Notes are due and payable at any time upon demand by the holder after the earlier of (i) the consummation of the Company’s first securities offering after the issuance of the Q3 Demand Notes and (ii) January 25, 2024.

We have obtained additional capital through the sale of debt or equity financings or other arrangements including through its existing at-the-market offering, $10.0 million standing letter of credit, $100.0 million line of credit, and $50.0 million equity line of credit facilities to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in our ability to raise capital, we believe that there is substantial doubt in our ability to continue as a going concern for twelve months from the issuance of these condensed consolidated financial statements.

Cash Flows

Net Cash Used in Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $11.8 million, which primarily consisted of our net loss of $19.7 million, adjusted for non-cash expenses of $8.6 million, which primarily consisted of change in fair value of warrant liability of $10.4 million, change in fair value of derivative liability of $0.4 million, and gain on issuance of convertible notes of $0.1 million, partially offset by change in fair value of notes $7.0 million, amortization of deferred debt issuance costs of $6.8 million, loss on extinguishment of debt $2.3 million, amortization of right of use assets $1.1 million, loss on extinguishment of warrant liability $0.5 million, stock based compensation expense of $0.4 million, depreciation and amortization expense of $0.5 million, loss on disposal of equipment $0.4 million, and other expenses of $0.5 million. The net change in operating assets and liabilities was $1.0 million.

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

Net Cash Used in Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was approximately $1.7 million, consisting of cash paid for the acquisition of Amerigen 7 of approximately $0.6 million, and purchases of equipment totaling $1.1 million.

For the nine months ended September 30, 2022, net cash was approximately $0.3 million.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $14.8 million, consisting of net proceed from the issuance of common stock in connection with equity line of credit of $4.5 million, net proceeds received from the issuance of common stock in connection with our at-the-market offering totaling $4.0 million, net proceeds from the issuance of our 2023 Note in connection with the line of credit of $2.4 million, net proceeds from issuance of Series F-1 preferred stock of $2.3 million, net proceeds from the exercise of common stock warrants of $2.1 million, net proceeds from the issuance of senior secured notes of $1.4 million, net proceeds from issuance of Series F-2 preferred stock of $0.7 million, partially offset by repayment of notes payable $2.3 million and offering cost for the issuance of common stock in connection with at-the-market agreement of $0.2 million.

For the nine months ended September 30, 2022, net cash provided by financing activities was $2.6 million, and consisted of proceeds of the issuance of common stock and warrants of $0.8 million, $1.0 million received in connection with the issuance of our Series D preferred stock and $0.7 million received from the issuance of common stock in connection with our at-the-market offering.

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

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for a description of recent accounting pronouncements applicable to our financial statements.

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

With respect to the quarter ended September 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crown Electrokinetics Corp.

Dated: November 14, 2023	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and
Principal Executive Officer

Dated: November 14, 2023	/s/ Joel Krutz
Joel Krutz
Chief Financial Officer and
Principal Financial Officer