Form 10-K
period 2023-12-31
Crown Electrokinetics Corp.
filed 2024-04-01
CIK 1761696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

(213) 600-4250

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8.4 million based upon a closing price of $7.86 per share.

As of March 25, 2024, there were 51,702,036 shares of the registrant’s common stock outstanding.

CROWN ELECTROKINETICS CORP.

FORM 10-K

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

ii

SUMMARY OF PRINCIPAL RISK FACTORS

This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in Part I, Item 1A of this Annual Report, entitled Risk Factors. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:

●	We may require additional funding to sustain our ongoing operations and to continue our research and development activities.

●	We have a history of operating losses.

●	We may not generate sufficient cash flows to cover our operating expenses.

●	We do not directly manufacture products using Electrokinetic technology. We currently rely upon the activities of our partners and their customers in order to be profitable.

●	Electrokinetic products face intense competition, which could affect our ability to increase our revenues.

●	Our patents and other protective measures may not adequately protect our proprietary intellectual property, and we may be infringing on the rights of others.

●	Our future growth and success is dependent upon the real estate industry’s willingness to adopt smart glass and specifically our products, especially in the smart glass market which we are targeting with DynamicTintTM.

●	Our new products and services may not be successful.

●	Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

●	We may be unable to meet our growing production demand, product sales, delivery plans and servicing needs, or accurately project and manage this growth nationwide or internationally, which could harm our business and prospects.

●	We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

●	If our products fail to perform as expected our ability to develop, market and sell our products and services could be harmed.

●	We must successfully maintain and upgrade our information technology systems.

●	Our products and services are subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm its business and operating results.

●	If the trading price of our common stock fails to comply with the continued listing requirements of the NASDAQ Capital Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

●	The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

●	We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders. Our executive officers and directors will significantly influence our activities, and their interests may differ from your interests as a stockholder.

●	Our certificate of incorporation and bylaws, and certain provisions of Delaware corporate law, contain provisions that could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.

●	If we fail to develop and maintain proper and effective internal control over financial reporting, our ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired.

●	We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the growth Exchange Act, and are able to avail itself of reduced disclosure requirements applicable to emerging companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock in the future.

iii

PART I

ITEM 1. BUSINESS.

Overview

We develop and sell optical switching film that can be embedded between sheets of glass or applied to the surface of glass, or other rigid substrates such as acrylic, to electronically control opacity (“DynamicTint™”). Originally developed by Hewlett-Packard (“HP”), our technology allows a transition between clear and dark in seconds and can be applied to a wide array of windows, including commercial buildings, automotive sunroofs, and residential skylights and windows. At the core of our proprietary and patent-protected technology is a thin film that is powered by electrically charged pigment which can reduce heat gain replacing common window tints but also providing a more sustainable alternative to blinds and other traditional window treatments. We partner with leading glass and film manufacturers for mass production and distribution of DynamicTint.

Crown Fiber Optics

Our fiber optics operations are founded on the integration of smart technology into the construction and management of fiber optics networks. This endeavor is underscored by the acquisition of specialized equipment and the establishment of new partnerships aimed at bolstering its presence in high-growth markets. Crown’s venture into fiber optics, much like its innovations in smart glass, is characterized by a blend of technological advancement and strategic market positioning. The challenges encountered post-acquisition, including asset impairment and operational realignment, underscore the complexities of integrating new technologies and markets. However, these hurdles have been met with decisive actions aimed at ensuring the long-term viability and growth of the fiber optics operations. As Crown Electrokinetics continues to evolve, its expansion into fiber optics underscores a broader vision of integrating smart technology into foundational infrastructure. This strategic move not only diversifies Crown’s portfolio but also reinforces its commitment to sustainable and innovative solutions. The future of Crown’s fiber optics operations is poised on the cusp of growth, driven by technological prowess, strategic market expansion, and an unwavering focus on delivering cutting-edge solutions.

Electrokinetic Film Technology

Our electrokinetic (EK) technology was derived from proprietary ink and microfluidic technology developed at HP. Electrokinetic refers to the movement of particles within a fluid under the influence of an electric field. Our EK film technology utilizes nanometer-sized pigment particles that are electrically charged and suspended in a liquid that is sandwiched between two clear substrates that are coated with a transparent conductor oxide (TCO) film. Figure 1. In a non-energized state, the suspended pigment particles are distributed uniformly between the plastic films, and will absorb, transmit, or reflect light depending on the properties of the suspended pigment (dark state). When the proper electrical signal is applied to the conductive TCO layers, an electrical field is created, and the charged pigment particles collect in micro-embossed holes in a layer of polymer resin covering the transparent conductor surface. As the charged pigment particles are collected, the fluid becomes highly transparent (clear state). By applying a different electrical signal, the pigment can be dispersed back into the fluid to achieve the desired color density or opaqueness.

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

Our plastic films are manufactured using industry standard roll-to-roll (R2R) processing equipment. We believe our R2R processing will have an inherently lower manufacturing cost compared to sheet-based processing methods used for other smart window technologies like electrochromic glass. There are three basic steps to making our film using R2R equipment.

1)	Deposition: R2R TCO deposition on clear polyethylene terephthalate (PET) plastic film using vacuum sputtering of indium-tin oxide (ITO). The ITO on PET film can be provided by a number of suppliers. Millions of square feet of ITO on PET are currently provided for nearly all capacitance-based display touch screens.

2)	Embossing: R2R embossing of UV-curable resin in a proprietary and patent protected 3-D pattern for ink pigment control and containment on one of the two plastic films. An example of the embossed pattern is shown in Figure 2. The R2R embossing process can be completed by various plastic film companies. We have the capability to accomplish the coating and embossing steps within its current facility in addition to working with manufacturing partners.

Figure 2. Microscopic Optical Image of Embossed Film

3)	Lamination: The final R2R process laminates the two layers of PET together with the proprietary and patent protected pigment-containing fluid contained by the wall structure shown by the white areas in Figure 2. The wall area has adhesion to the upper layer of PET with ITO film thereby sealing the fluid between the two plastic layers. The fluid contains nanometer-sized pigment particles that are charged electrically and suspended in the fluid.

We believe that DynamicTintTM has the following distinct advantages over existing optical electronic film technologies:

●	Neutral Color - Pigment is designed to be color neutral and will not affect the hue of what is viewed through the window in any clear, dark or tinted state.

●	Speed - Transition time is typically a few seconds.

●	Affordability - Roll-to-Roll film manufacturing using relatively inexpensive materials.

●	Low Energy Requirements - Film is low voltage and can be powered with a small battery charged by a solar cell strip or wired to an existing electrical infrastructure including a LAN line.

●	Retro-Fit - Film can be applied to a sheet of acrylic or thin glass, called a Smart Window Insert (“Inserts”), and placed within an existing window frame, eliminating the need to replace single pane windows with dual pane windows.

●	Sustainable - Reduces energy used to heat or cool a room via HVAC systems and can use renewable energy to transition the film.

Smart Window Insert

Our first EK product will be the Smart Window Insert powered by DynamicTintTM which is specifically designed for retrofitting in the domestic and international commercial real estate install base. Our DynamicTintTM can be laminated to other surfaces like heat-treated glass or acrylic and the laminated sheet can be assembled in Smart Window Inserts that can be placed into the interior side of the window frame providing the dynamic tinting capability as well as additional insulation and sound proofing to the existing windows (Figure 3).

Figure 3. Window Insert with EK Film

The Insert is a custom-sized panel comprised of a rigid substrate (acrylic or thin glass) with a silicon compliant edge seal that allows for the insert to securely fit into the interior side of the window frame.

Some of the Insert’s features include:

●	Solar-powered - eliminating the need to hardwire it into the building’s electrical system;

●	Wirelessly enabled - facilitating communication with all the other installed inserts and integration with the building’s management software system;

●	Sensor equipped - enabling the Insert to auto-sense the intensity of exterior light and interior ambient light;

●	Software enabled - can be managed via programmed macros, dynamically managed by the building, or user-controlled within an office;

●	Data collection - allowing optimization of the Inserts/curtain wall energy performance; and

●	Lease vs Purchase - Creative and flexible financing allows for customers to lease Inserts on a long-term basis and avoid large capital expenditures.

We believe our Smart Window Inserts can be easily installed into commercial buildings, skylights, residential windows, and windows within garage doors. In commercial buildings, our Smart Window Inserts can be used to convert existing single pane windows into dual pane windows. We also believe that there is a significant opportunity to provide Smart Window Inserts to commercial building owners who are looking to eliminate window blinds, gain energy efficiency, and reduce carbon emissions.

Sustainability

We are aware that working towards building a sustainable future is a common goal shared by many. Companies such as Walmart, Amazon and Apple are now publishing their sustainability pledges, and we are seeing a trend of pledging to make their workplaces more environmentally friendly.

Our patented technology provides a solution that helps address many sustainability issues such as:

●	Reducing waste - as opposed to replacing single pane window units with newly manufactured dual pane windows, we allow building owners to install our retrofit DynamicTint Insert into existing single pane window frames thereby creating a dual pane window;

●	Reducing energy - The Insert reduces HVAC energy consumption by reducing the need for constantly cooling and heating a room, reducing the customers carbon emissions. Initial field testing suggests HVAC energy savings of up to 26% could potentially result from the installation of Smart Window Inserts. According to FacilitiesNet (https://www.facilitiesnet.com/windowsexteriorwalls/article/Smart-Window-Benefit-Energy-Savings-Reduced-Glare--17280), the ability to control the amount of heat entering a building reduces the heat load of the building which in turn reduces your HVAC usage.;

●	Using renewable energy – Our DynamicTint Insert is low voltage and low wattage and can be powered by a solar strip that captures the sun’s energy and is integrated into the Insert itself thereby eliminating the need to hardwire the Insert to the home or building’s electrical system.

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

Intellectual Property

On January 31, 2016, we entered into an IP agreement with HP to acquire a research license to determine the feasibility of incorporating HP’s electrokinetic display technology in our products. On February 4, 2021, we entered into entered into a fourth amendment to the agreement with HP. Pursuant to such amendment, among other items, the parties agreed to amend the list of patent and patent applications, which includes two additional patents (the “HP Patents”) that are assignable to us by HP upon the exercise of our option to acquire the HP Patents (the “Option”). In connection with our exercise of the Option, we paid HP an aggregate amount equal to One Million Five Hundred Fifty Thousand Dollars ($1,550,000) on February 9, 2021. From the date of the exercise of the Option until January 1, 2030, we agreed to pay to HP a royalty fee based on the cumulative gross revenue received by us from the HP Patents as follows:

Time Window	Lifetime Cumulative Gross Revenue	Royalty Rate

Prior to December 31, 2029	Less than $70,000,000	0.00%
	$70,000,000 - $500,000,000	1.25%
	$500,000,000 and beyond	1.00%

January 1, 2030 onward		0.00%

In addition, we have current patent applications in the United States and other countries that if granted, would add three additional patents to its portfolio. Our United States patents expire at various dates from March 26, 2028 through March 10, 2036.

A 2022 appraisal of our intellectual property by one of the preeminent third-party IP-valuation firms indicated a total valuation of approximately $94 million, consisting of $35 million relating to patents (limited to the US office building market, supplying its Smart Window Insert) and $59 million for trade secrets.

We believe that our EK technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of our patents has never been contested in any litigation. We also possess know-how and relies on trade secrets and nondisclosure agreements to protect its technology. We require any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

Crown-Owned Patents

Country	Filing Date	Publication No.	Title
USA	28-Jan-19	11174328	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
China	28-Jan-19	CN111918894A	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
Europe	28-Jan-19	3752867	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
Japan	28-Jan-19	JP 2021514422A	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
Korea	28-Jan-19	KR 20200122333A	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
WO	28-Jan-19	WO 2019/160675**	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
USA	16-Feb-18	**	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
USA	13-Jan-20	11454855	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
WO	13-Jan-20	WO2020/150166	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
USA	16-Jan-19	**	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
EPO	23-Jun-21		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
CN	8-Jul-21		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
Korea	5-Jul-21		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
JP	15-Jul-21		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
USA	7-Jul-16	10377909	INKS INCLUDING SEGMENT COPOLYMER GRAFTED PIGMENTS VIA AZIDE CHEMISTRY
USA	22-Nov-10	8179590	ELECTRO-OPTICAL DISPLAY
USA	29-Jul-10	8054535	ELECTROPHORETIC DISPLAY DEVICE

USA	23-Aug-17	10852615*	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
EPO	2-Dec-15	3256903*	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS
EPO	2-Dec-15	3250962*	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
USA	23-Aug-17	10656493*	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS
USA	30-Nov-20	11773647*	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
WO	2-Dec-15	WO2016/089957**	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS
WO	2-Dec-15	WO2016/089974**	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
USA	18-Dec-14	9567995	WINDOW OPACITY ATTENUATION USING MICROFLUIDIC CHANNELS
USA	18-Aug-15	9816501	WINDOW OPACITY ATTENUATION USING MICROFLUIDIC CHANNELS
USA	9-Mar-18	10926859	SMART WINDOW ACTIVATION TO PREVENT LASER DISTURBANCE
USA	10-May-18	10935818	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
USA	26-Oct-16	10106018	AUTOMATED WINDSHIELD GLARE ELIMINATION ASSISTANT
USA	2-Sep-16	10144275	ENVIRONMENTAL CONTROL IN VEHICLES
GB	2-May-19	2586760	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
CN	2-May-19	CN111936331A	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
DE	2-May-19	112019000749	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
JP	2-May-19		EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
PCT	2-May-19	WO2019/215544**	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
USA	11-Oct-21	11578150	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
USA	24-Feb-22	US20220282567	WINDOW SYSTEM AND METHOD UTILIZING A WINDOW PANE ASSEMBLY AND LOCKING SYSTEM FOR EASY INSERTION OF A WINDOW PANE ASSEMBLY WITH ELECTRONICALLY CONTROLLABLE SCALABLE APERTURES FOR ATTENUATING OR OTHERWISE MODULATING LIGHT TRANSMISSION THROUGH SAID ASSEMBLY
USA	24-Feb-22	11841613	WINDOW SYSTEM AND METHOD UTILIZING A WINDOW PANE ASSEMBLY AND LOCKING SYSTEM FOR EASY INSERTION OF A WINDOW PANE ASSEMBLY WITH ELECTRONICALLY CONTROLLABLE SCALABLE APERTURES FOR ATTENUATING OR OTHERWISE MODULATING LIGHT TRANSMISSION THROUGH SAID ASSEMBLY
USA	29-Mar-22	**	SELF-ALIGNING MASTER AREA MULTIPLICATION FOR CONTINUOUS EMBOSSING
USA	11-Sep-22	11693289	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
USA	22-Jul-14	9441122	INKS INCLUDING SEGMENT COPOLYMER GRAFTED PIGMENTS VIA AZIDE CHEMISTRY (recently assigned to Crown)
USA	10-Feb-23	US20230322974	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
PCT	23-Feb-23	WO2023/164083	WINDOW SYSTEM AND METHOD UTILIZING A WINDOW PANE ASSEMBLY AND LOCKING SYSTEM FOR EASY INSERTION OF A WINDOW PANE ASSEMBLY WITH ELECTRONICALLY CONTROLLABLE SCALABLE APERTURES FOR ATTENUATING OR OTHERWISE MODULATING LIGHT TRANSMISSION THROUGH SAID ASSEMBLY
USA	30-Aug-23		TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
PCT	27-Mar-23	WO2023/177905	SELF-ALIGNING MASTER AREA MULTIPLICATION FOR CONTINUOUS EMBOSSING
USA	17-Mar-23	US20230294350	SELF-ALIGNING MASTER AREA MULTIPLICATION FOR CONTINUOUS EMBOSSING
USA	29-May-23		APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
USA	09-Dec-23		ELECTROKINETIC DEVICE WITH IMAGING SENSOR

*	Co-owned with University of Cincinnati
**	Inactive

In-Licensed Patents

Patent No.	Country	Patent Date	Status	Title
8,183,757	USA	May 22, 2012	Issued	DISPLAY ELEMENT
8,184,357	USA	May 22, 2012	Issued	DISPLAY ELEMENT
8,331,014	USA	December 11, 2012	Issued	PIGMENT-BASED INKS
8,384,659	USA	February 26, 2013	Issued	DISPLAY ELEMENT INCLUDING ELECTRODES AND A FLUID WITH COLORANT PARTICLES
8,432,598	USA	April 30, 2013	Issued	TRANSPARENT CONDUCTOR STRUCTURE
8,896,906	USA	November 25, 2014	Issued	INKS INCLUDING BLOCK COPOLYMER GRAFTED PIGMENTS VIA AZIDE CHEMISTRY
8,018,642	USA	September 13, 2011	Issued	ELECTRO-OPTICAL DISPLAY

Business Model

We intend to manufacture our patented EK Technology under the name DynamicTint™. We intend to generate revenue by selling our Smart Window Inserts powered by DynamicTint™ to our customers.

Our first EK product will be the Smart Window Insert powered by DynamicTint™ for retrofitting in commercial buildings. Our Smart Window Inserts will allow the building owner to quickly convert a single pane window unit to a dual pane window unit. Our inserts will act as the “second pane” and will allow the building owner to enjoy all the benefits of a dual pane window without having to replace their existing single pane windows.

Our customers will be able to buy and own their Smart Window Inserts but also, at some stage, have the option to enter long-term leases of the Inserts with us.

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

As our DynamicTint technology requires very little energy to effect that transition from clear to dark state, a rechargeable battery coupled with a built-in solar cell eliminates the need to hardwire the inserts to the building electrical system. We believe that the potential retrofit market for its Smart Window Inserts is significantly large. Each unit will have wireless communication capability for control of the film and communication with the building HVAC system.

We have also developed a working prototype of an insert for the residential skylight, which allows a homeowner to control the amount of light entering the room. Our DynamicTint Insert does not require the homeowner to replace their skylight as it conveniently fits into the existing frame. Our skylight insert will allow a homeowner (through a Bluetooth connection or RF controller) to adjust the level of desired tint easily and quickly, thereby controlling the amount of light and heat entering the room. The DynamicTint Skylight Insert will be powered by a rechargeable lithium battery and built-in solar cell thereby eliminating the need to wire the insert to the home’s electrical system.

Partners and Customers

On March 25, 2022, we executed a Master Supply Agreement (the “BDN MSA”) with Brandywine Operating Partnerships L.P. to install its Smart Window Inserts powered by DynamicTintTM in Brandywine office buildings. The BDN MSA provides the master terms and conditions under which purchase orders will be executed for us to supply units to retrofit windows at certain locations.

In the future, we may enter into multiple specific transactions with our customers by executing purchase orders for additional buildings.

Additionally, discussions with multiple other building owners to buy our Smart Window Inserts are progressing as the regulatory and consumer pressure to reduce the level of energy consumption and carbon emissions continues to build.

Purchase Orders

On August 12, 2022, we entered into two Purchase Orders (PO’s) with Hudson Pacific Properties, L.P. (“Hudson”) for the purchase of our Smart Window Inserts™ (“Inserts”). Hudson is a unique provider of end-to-end real estate solutions for tech and media tenants. The PO’s have a value of $85,450 and represent the first orders we received prior to the launch of our Inserts. Delivery and installation are expected to begin in Q2 2024.

On August 12, 2022, as additional consideration for the PO’s, we issued a warrant to Hudson to purchase 300,000 shares of our common stock at $0.75 per share. The warrant has a five year life and expires on August 12, 2027.

Manufacturing

We are developing its manufacturing capabilities to meet anticipated demand for the Smart Window Insert at our facilities located in Corvallis, Oregon, for film production, and Salem, Oregon, for Smart Window Insert manufacturing.

We plan to produce its EK film at its facilities in Corvallis using its existing roll to roll (the “R2R”) embossing equipment. We intend to perform all other film manufacturing processes at our Corvallis facility upon receipt of additional manufacturing equipment currently ordered and awaiting delivery.

Our Smart Window Inserts will be produced at our Salem facility, where EK film will be laminated to glass, and then assembled into a frame. The inserts electronic components will also be integrated into the insert and the final assembled inserts will be packaged for shipment from Salem to our customers’ buildings.

The completion of our facilities in Corvallis and Salem marks our transition to being completely self-sufficient in manufacturing our products, eliminating any dependency on contract manufacturers or partners.

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

We believe that the smart glass industry is in the initial phase of growth and that DynamicTintTM may have commercial applicability in many products where variable light-control is desired.

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

We believe that our DynamicTint has certain performance advantages over other “smart glass” technologies and that pricing and product performance are the two main factors critical to the adoption of smart glass products. Because the non-EK smart glass technologies listed below do not have published, consistent pricing or cost data that can be relied upon, we cannot accurately report its price position relative to these other technologies. In terms of product performance, we believe that DynamicTint offers numerous advantages over other smart glass technologies as discussed below.

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

We expect that other competitors will emerge in the future.

Research and Development

We have been using a 6” width R2R equipment capable of handling the deposition, embossing and lamination steps of the manufacturing process for research and development. We will utilize the 12” width film for the first-generation Smart Window Insert. Larger scale manufacturing is planned at a minimum of 36” width film to address markets including appropriately sized commercial building window inserts, larger format skylights inserts, and many automobile sunroofs. Thereafter, we will develop capability to manufacture DynamicTint film of at least 72” width capability. This will allow us to address the vast majority of window sizes for most applications.

As a result of our research and development efforts, we believe that our EK technology is now, or with additional development will become, usable in a number of commercial products. Such products may include one or more of the following fields: “smart” windows, doors, skylights and partitions; self-dimmable automotive sunroofs, windows, sun visors, and mirrors.

We have devoted most of our financial resources to research and development activities with the goal of producing commercially viable EK products and has developed working samples of our EK technology.

Our main goals in research and development include:

●	developing wider ranges of light transmission,

●	reducing the voltage required to operate DynamicTint,

●	obtaining data and developing improved materials regarding environmental stability and longevity, and

●	quantifying the degree of energy savings expected by users of our technology.

Crown Fiber Optics

On January 3, 2023, we acquired substantially all of the assets (the “Asset Acquisition”) of Amerigen 7 LLC (“Amerigen”), which was engaged in the business of construction of 5G fiber optics infrastructure, for cash consideration of approximately $0.65 million. The Asset Acquisition included approximately 12 employees, customer contracts, and certain operating liabilities. On December 20, 2022, we incorporated our wholly-owned subsidiary Crown Fiber Optics Corp. (“Crown Fiber Optics”) in Delaware, to own and operate the business acquired from Amerigen.

We a new entrant in providing contracting services to the fiber optics and telecommunications infrastructure industry throughout the United States. Since our entrance into the construction of fiber optic networks, we have expanded our scope and service offerings organically and through one acquisition. Today, we are focused on providing constructions services to the fiber optic industry. We are focused on adding management depth to expand our industry knowledge, to develop strong customer relationships, and to hire and retain a skilled workforce.

Crown Fiber Optics supplies telecommunications providers with a comprehensive portfolio of specialty services, including program management; planning; engineering and design; aerial, and underground fiber construction.

Construction, Maintenance, and Installation Services. Crown Fiber Optics provides a range of construction, maintenance, and installation services, including the placement and splicing of fiber, copper, and coaxial cables. Crown Fiber Optics excavates trenches to place these cables; places related structures, such as poles, anchors, conduits, manholes, cabinets, and closures; places drop lines from main distribution lines to a consumer’s home or business; and maintains and removes these facilities. Crown Fiber Optics provides these services for both telephone companies, internet service providers and cable multiple system operators in connection with the deployment, expansion, or maintenance of new and existing networks. Crown Fiber Optics can also provide tower construction, lines and antenna installation, foundation and equipment pad construction, small cell site placement for wireless carriers, and equipment installation and material fabrication and site testing services. In addition, Crown Fiber Optics provides underground facility locating services for telecommunications providers. Crown Fiber Optics’ underground facility locating services include locating telephone, cable television, power, water, sewer, and gas lines.

Fiber Optics Business Strategy

Capitalize on Long-Term Growth Drivers. Crown Fiber Optics is positioned to benefit from the increased demand for network telecommunications bandwidth that is necessary to ensure reliable video, voice, and data services. Developments in consumer and business applications within the telecommunications industry, including advanced digital and video service offerings, continue to increase demand for greater wireline and wireless network capacity and reliability. Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Additionally, wireless carriers are upgrading their networks and contemplating next generation mobile solutions in response to the significant demand for wireless broadband, driven by the proliferation of smart phones, mobile data devices and other advances in technology. Increasing wireless data traffic and emerging wireless technologies are United States. Furthermore, significant consolidation and merger activity among telecommunications providers could also provide increased demand for our services as networks are integrated.

Selectively Increase Market Share. We believe Crown Fiber Optics’ reputation for providing high quality services and the ability to provide those services nationally creates opportunities to expand market share. Crown Fiber Optics’ operating structure and multiple points of contact within customer organizations positions it favorably to win new opportunities and maintain strong relationships with its customers.

Crown Fiber Optics recently purchased five micro trenchers to gain a strategic advantage over other companies competing in our market. Micro trenching is a technique to place fiber optic cables underground and is gaining acceptance across multiple markets. Micro trenchers are difficult to obtain as the demand for the equipment is significant. Crown Fiber Optics has a commitment from our equipment vendor for an additional 15 micro trenchers. We believe this advantage will allow it to gain market share and market advantage over our competitors.

Pursue Selective Acquisitions. Crown Fiber Optics may pursue acquisitions that are operationally and financially beneficial as they provide incremental revenue, geographic diversification, and complement existing operations. We generally target companies for acquisition that have defensible leadership positions in their market niches, the opportunity to generate profitability that meets or exceeds industry averages, proven operating histories, sound management and certain clearly identifiable cost synergies.

Fiber Optics Customer Relationships

Crown Fiber Optics has recently established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, and telecommunication equipment and infrastructure providers. Crown Fiber Optics’ customer base is primarily concentrated in the Arizona region. We believe that a substantial portion of Crown Fiber Optics’ total contract revenues and operating income will continue to be generated from a concentrated group of customers and that the identity and proportion of contract revenues arising from work for top customers will fluctuate.

Crown Fiber Optics performs a significant amount of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks. Crown Fiber Optics generally possesses multiple agreements with each of its significant customers. To the extent that such agreements specify exclusivity, there are often exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, occasionally we are able to negotiate extensions to these agreements. Crown Fiber Optics provides the remainder of its services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms less than one year) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion and closeout.

Fiber Optics Cyclicality and Seasonality

The cyclical nature of the industry Crown Fiber Optics serves affects demand for its services. The capital expenditure and maintenance budgets of Crown Fiber Optics’ customers, and the related timing of approvals and seasonal spending patterns, influence its contract revenues and results of operations. Factors affecting Crown Fiber Optics’ customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, including the cost of capital, the introduction of new technologies, the customers’ debt levels and capital structures, our customers’ financial performance, and the customers’ positioning and strategic plans. Other factors that may affect Crown Fiber Optics’ customers and their capital expenditure budgets include new regulations or regulatory actions impacting the customers’ businesses, merger or acquisition activity involving the customers, and the physical maintenance needs of the customers’ infrastructure.

Crown Fiber Optics’ operations exhibit seasonality and may be impacted by adverse weather changes as it performs a significant portion of work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact Crown Fiber Optics’ operations during the fiscal quarters ending in December and March. Additionally, extreme weather conditions such as major or extended winter storms, droughts and tornados, and natural disasters, such as floods, hurricanes, tropical storms, whether as a result of climate change or otherwise, could also impact the demand for our services, or impact our ability to perform our services.

Fiber Optics Competition

The specialty contracting services industry in which we operate is highly fragmented and includes a large number of participants. Crown Fiber Optics competes with several large multinational corporations and numerous regional and privately owned companies. In addition, a portion of Crown Fiber Optics’ customers directly perform many of the same services that it provides. Relatively few barriers to entry exist in the markets in which Crown Fiber Optics’ operate. As a result, any organization that has adequate financial resources, access to technical expertise, and the necessary equipment may become a competitor and the degree to which an existing competitor participates in the markets that Crown Fiber Optics operates may increase rapidly. The principal competitive factors for Crown Fiber Optics’ services include geographic presence, quality of service, worker and general public safety, price, breadth of service offerings, and industry reputation. Crown Fiber Optics believes that it compares favorably to its competitors when evaluated against these factors.

Fiber Optics Subcontractors and Materials

Crown Fiber Optics may contract with subcontractors to perform a significant amount of its work and to manage fluctuations in work volumes and to reduce the amount it expend on fixed assets and working capital. These subcontractors are typically small, privately owned companies that provide their own employees, vehicles, tools and insurance coverage. No individual subcontractor is financially significant to us.

For a majority of the contract services Crown Fiber Optics performs, it is provided the majority of the required materials by its customers. Because Crown Fiber Optics’ customers retain the financial and performance risk associated with materials they provide, we do not include the costs associated with those materials in our contract revenues or costs of earned revenues. Under contracts that require Crown Fiber Optics to supply part or all of the required materials, it typically does not depend upon any one source for those materials.

Risk Management and Insurance

Claims arising in Crown Fiber Optics’ business generally include workers’ compensation claims, various general liability and damage claims, and claims related to motor vehicle collisions, including personal injury and property damage. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. Additionally, within our aggregate coverage limits and above our base layer of third-party insurance coverage, we have retained the risk of loss at certain levels of exposure. We carefully monitor claims and actively participate with our insurers and our third-party claims administrator in determining claims estimates and adjustments. We accrue the estimated costs of claims as liabilities and include estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and can affect our operating margins. Our business could be materially and adversely affected if we experience an increase of insurance claims at certain amounts, or in excess of our coverage limits.

Regulation

Crown Fiber Optics is subject to various federal, state, and local government regulations, including laws and regulations relating to environmental protection, work-place safety, and other business requirements.

Environmental. A significant portion of the work Crown Fiber Optics performs is associated with the underground networks of its customers and it often operates in close proximity to pipelines or underground storage tanks that may contain hazardous substances. Crown Fiber Optics could be subject to potential material liabilities in the event it fails to comply with environmental laws or regulations or if it causes or is responsible for the release of hazardous substances or causes other environmental damages. In addition, failure to comply with environmental laws and regulations could result in significant costs including remediation costs, fines, third-party claims for property damage, loss of use, or personal injury, and, in extreme cases, criminal sanctions.

Workplace Safety. Crown Fiber Optics is subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. The failure to comply with OSHA or other workplace safety requirements could result in significant liabilities, fines, penalties, or other enforcement actions and affect our ability to perform the services that we have been contracted to provide to our customers.

Business. Crown Fiber Optics is subject to a number of state and federal laws and regulations, including those related to utility oversight contractor licensing and the operation of Crown Fiber Optic’ fleet. If Crown Fiber Optics is not in compliance with these laws and regulations, it may be unable to perform services for its customers and may also be subject to fines, penalties, and the suspension or revocation of our licenses.

Employees and Human Capital

Crown Electrokinectics Corp. has seventeen full-time employees. Ten of the employees are associated with the our film division with the remaining seven performing business development, legal, finance, marketing, investor relations, and administrative functions. Crown Fiber Optics has 25 employees. and the rest perform business development, finance, marketing, investor relations, and administrative functions. Our employees have extensive industrial experience in leading technology, ink-based manufacturing and 5G construction companies. We believe that our success is dependent upon, among other things, the services of our senior management, the loss of which could have a material adverse effect upon our prospects. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

As we continues to grow, we will add additional manufacturing engineering, marketing, and administrative personnel.

Our Corporate Information

Our primary business location is the R&D and Manufacturing facility located at 1110 NE Circle Blvd., Corvallis, OR 97330. We also have an office located at 11601 Wilshire Blvd., Suite 2240, Los Angeles, CA 90025 and a yard located at 12600 S 182nd Pl #10, Gilbert, AZ 85296. Our telephone number is +1 (213) 660-4250, our e-mail address is info@crownek.com, and our Internet website addresses are www.crownek.com and www.crown-fiberoptics.com. We were incorporated in the State of Delaware on April 20, 2015.

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

We have funded most of our activities through sales of our securities to investors. Our eventual success and generation of positive cash flow will be dependent upon the extent of commercialization of products using our technology. We can give no assurances that we will generate sufficient cash flows in the future (through sales of our common stock, exercise of options and warrants, royalty fees, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that additional funding, if required, will be available when needed or, if available, on favorable terms.

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our electrokinetic technology. Our net loss was approximately $29.0 million for the year ended December 31, 2023. This includes non-cash accounting charges during the year ended December 31, 2023 of approximately $12.8 million, resulting from stock-based compensation expenses related to our stock options and restricted stock, loss on issuance of debt, and depreciation and amortization. Our net loss was approximately $14.4 million for the year ended December 31, 2022. Non-cash accounting charges for the year ended December 31, 2022 were $2.6 million resulting from stock-based compensation expenses related to our stock options and restricted stock, loss on issuance of debt, and depreciation and amortization offset by the gain on forgiveness of our PPP loan.

We expect to continue to incur losses from operations and negative cash flows, which raise substantial doubt about our ability to continue as a Going Concern.

We anticipate incurring additional losses until such time, if ever, that we can obtain marketing approval to sell, and then generate significant sales, of our technology that is currently in development. We will need substantial additional financing to fund our operations and to develop and commercialize our technology. These factors raise substantial doubt about our ability to continue as a going concern.

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

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our securities. As of December 31, 2023, we had negative working capital of approximately $1.9 million, cash of approximately $1.1 million, shareholders’ equity of approximately $4.7 million and an accumulated deficit of approximately $117.0 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

We are dependent on key personnel.

Our continued success will depend, to a significant extent, on the services of our directors, executive management team, key personnel and certain key scientists. If one or more of these individuals were to leave our company, there is no guarantee that we could replace them with qualified individuals in a timely or economically satisfactory manner or at all. The loss or unavailability of any or all of these individuals could harm our ability to execute our business plan, maintain important business relationships and complete certain product development initiatives, which would have a material adverse effect on our business, results of operations and financial conditions.

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

Crown Fiber Optics is dependent on the communications industry and may be susceptible to the risks associated with it, which could materially adversely affect its business, financial position or results of operations.

As the owner, lessor and provider of communications services and distribution systems serving the communications industry, Crown Fiber Optics is impacted by the risks associated with the communications industry. Therefore, our success is to some degree dependent on the communications industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences, changes in communications technology designed to enhance the efficiency of communications distribution systems (including lit fiber networks and wireless equipment), and other factors over which we and our tenants have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the communications business or development and implementation of any such new technologies would likely have an adverse effect on our revenues.

Any failure of Crown Fiber Optics’ physical infrastructure or services could lead to significant costs and disruptions.

Crown Fiber Optics’ business depends on providing customers with highly reliable service. The services provided are subject to failure resulting from numerous factors, including human error, power loss, improper maintenance, physical or electronic security breaches, fire, earthquake, hurricane, flood and other natural disasters, water damage, the effect of war, terrorism and any related conflicts or similar events worldwide, and sabotage and vandalism. Problems within Crown Fiber Optics’ networks or facilities, whether within our control or the control of third-party providers, could result in service interruptions or equipment damage. We may not be able to efficiently upgrade or change Crown Fiber Optics’ networks or facilities to meet new demands without incurring significant costs that we may not be able to pass on to customers. Given the service guarantees that may be included in Crown Fiber Optics’ agreements with customers, such disruptions could result in customer credits; however, we cannot assume that customers will accept these credits as compensation in the future, and we may face additional liability or loss of customers.

Risks Related to our Common Stock

If the trading price of our Common Stock fails to comply with the continued listing requirements of the Nasdaq Capital Market, we would face possible delisting, which would result in a limited public market for our Common Stock and make obtaining future debt or equity financing more difficult for us.

Companies listed on Nasdaq are subject to delisting for, among other things, failure to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. On October 19, 2023, we received a letter from Nasdaq indicating that for at least the previous 30 consecutive business days, the closing bid price of our C common stock fell below the minimum $1.00 per share requirement pursuant to Nasdaq Listing Rule 5550(a)(2) and 5810(c)(3)(A) (the “Nasdaq Listing Rules”).

While the notification had no immediate effect on the listing of our common stock on Nasdaq, in accordance with the Nasdaq Listing Rules, we have been provided an initial period of 180 calendar days from the date of notification, or until April 16, 2024, to regain compliance with the minimum bid price requirement, during which time our common stock continued to trade on Nasdaq. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with the Nasdaq Listing Rules if at any time before April 16, 2024, the bid price of our Common Stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days.

A hearing was scheduled with Nasdaq to occur in the second quarter of 2024 to discuss our approach to regain compliance and maintaining its listing.

If we do not regain compliance with the Nasdaq Listing Rules by April 16, 2024, we may be eligible for an additional 180 calendar day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the rule regarding bid price, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will notify us that our securities will be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist its securities. There can be no assurance that we will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant our request for continued listing subsequent to any delisting notification. Further, even if we are successful in our hearing before the Panel, we cannot guarantee that the price of our common stock will comply with the Nasdaq Listing Rules for continued listing on the Nasdaq Capital Market in the future.

If we cannot comply with the Nasdaq Listing Rules either now or in the future, our common stock would be subject to delisting and would likely trade on the over-the-counter market. If our common stock were to trade on the over-the-counter market, selling shares of our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in shares of our common stock, further limiting the liquidity of our common stock. As a result, the market price of our common stock may be depressed, and you may find it more difficult to sell shares of our common stock. Such delisting from the Nasdaq and continued or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing.

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

In addition, as of December 31, 2023, there were outstanding warrants to purchase an aggregate of 1,760,095 shares of our common stock at a weighted-average exercise price of $18.96 per share, all of which were exercisable as of such date. As of December 31, 2023, we also had outstanding options to purchase 382,779 shares of our common stock, of which 156,522 have vested, with strike prices ranging from $0.15 per share to $5.49 per share. The exercise of options or warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with acquisitions or in connection with other financing efforts. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder.

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

In addition, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on our assessment of the effectiveness of our internal control over financial reporting.

This assessment will includes disclosure of any material weaknesses identified in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining our internal control over financial reporting may divert our management’s attention from other matters that are important to its business.

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

Due to the recent implementation of the Reverse Stock Split, the liquidity of our Common Stock may be adversely effected.

We effected the Reverse Stock Split of our outstanding common stock on August 14, 2023. The liquidity of the shares of our common stock may be affected adversely by any reverse stock split given the reduced number of shares of our common stock that are outstanding following the Reverse Stock Split, especially if the market price of our common stock does not increase as a result of the Reverse Stock Split. Following the Reverse Stock Split, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors. Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the Reverse Stock Split resulted in a share price that will attract new

Risks Related to our Indebtedness

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We rely heavily on our information technology (IT) systems across various aspects of our operations, from product development to customer relations. Given the innovative nature of our business, particularly in the realms of smart glass and fiber optics, ensuring the security, integrity, and availability of data is paramount. We operate in an environment where the protection of intellectual property and sensitive data, including proprietary technology information and customer data, is critical. We are therefore committed to a comprehensive cybersecurity strategy that encompasses not only compliance with relevant privacy laws but also proactive risk management.

Our cybersecurity framework is overseen its Information Technology (IT) Team. The IT team is geared towards developing and refining a risk-informed decision-making process, emphasizing the early identification and mitigation of cybersecurity risks. The Software Engineer leads the charge in implementing a cybersecurity risk management program, employing a mix of technological tools, rigorous processes, and external assessments to safeguard the our assets. Regular training programs, including those focused on phishing and secure data handling, are mandatory for all employees, reinforcing the culture of cybersecurity awareness.

Despite robust security measures, we acknowledge the possibility of cyber threats breaching its defenses. To this end, we have policies and plans, that ensures a swift and effective response to cybersecurity incidents. This includes a structured procedure for incident detection, analysis, containment, and recovery, underscored by the Software Engineer for material incident evaluation and communication.

Given the integration of third-party services within our operational framework, we extend our cybersecurity vigilance to our partners and suppliers. This includes contractual safeguards and continuous monitoring to manage and mitigate risks presented by external entities.

Governance

Board’s Roles and Responsibilities

The governance of cybersecurity within our is structured to ensure a clear delineation of oversight responsibilities. The Board of Directors, particularly through its Audit Committee, plays a crucial role in supervising our cybersecurity posture. The Audit Committee is composed of individuals with deep expertise in risk management, finance, and technology, enabling it to provide informed oversight of cybersecurity risks. Periodic briefings that are held ensures that the Board of Directors remains actively engaged in guiding and evaluating our cybersecurity strategy.

Management’s Roles and Responsibilities

Operational responsibility for cybersecurity falls to the management, led by the IT department. The management team is tasked with executing our cybersecurity strategy, focusing on risk assessment, incident prevention, and response. This includes conducting vulnerability assessments, ensuring continuous monitoring, and staying updated on cybersecurity trends and threats. The Software Engineer, with extensive experience in information security, works in close coordination with other key management roles to ensure a unified approach to cybersecurity across our company.

Our approach to cybersecurity is integral to its operations, reflecting a commitment to safeguarding its innovative technologies and sensitive data. Through a combination of strategic oversight by the Board of Directors and diligent execution by management, we aim to uphold the highest standards of cybersecurity resilience and integrity.

ITEM 2. PROPERTIES.

On March 8, 2016, we entered into a lease agreement with Oregon State University, to lease 1,700 square feet of office and laboratory space located at HP Campus Building 11, 1110 NE Circle Blvd, Corvallis, Oregon, for approximately $400 monthly. On July 1, 2016, we entered into the first amendment to the lease agreement which increased the monthly lease expense to approximately $1,200. On October 1, 2017, we entered into a sublease agreement, which provides for additional office space and the monthly lease payment increased to approximately $1,800. The lease expired on June 30, 2018 and we extended the lease through June 30, 2019. The monthly lease payment increased to approximately $4,500 for the months ended June 30, 2018 through November 30, 2018, and increased to approximately $7,550 for the months ended December 31, 2018 through June 30, 2019. On July 1, 2019, we entered into the fourth amendment to our lease with Oregon State University, which extends the lease expiration date to June 30, 2022. On July 1, 2020, we entered into the fifth amendment to our lease with Oregon State University which adjusts the Operating Expense Reimbursement payment due dates from monthly to quarterly, with the payments due in advance on the first of July, October, January and April. On September 1, 2021, we entered into the seventh amendment which expanded the lease to include approximately 703 square feet of lab space, 576 square feet of cubicle space, 1096 square feet of Highbay lab space, and 376 square feet of High bay storage space in a building commonly known as Building 11. Effective September 1, 2021, the quarterly operating expense will be $31,647 covering all utility and facility tooling costs. On January 24, 2022, we entered into the eighth amendment which expanded the lease to include approximately 703 square feet of lab space, 768 square feet of cubicle space, 2,088 square feet of Highbay lab space, and 376 square feet of High bay storage space in a building commonly known as Building 11. The sublease expires June 30, 2025. On January 20, 2023, we entered into the ninth amendment to our lease with Oregon State University which reduces the amount of cubicle space from 768 square feet to 288 square feet. Effective January 20, 2023 the quarterly operating expense will be $41,323 covering all utility and facility tooling costs.

On March 4, 2021, we entered into a lease agreement with Hudson 11601 Wilshire, LLC, to lease 3,500 square feet of office space located in Los Angeles, California. The lease term is 39 months and expires on June 30, 2024. The monthly lease expense is as follows:

●	Months 1-12	-	$18,375

●	Months 13-24	-	$19,018

●	Months 25-36	-	$19,683

●	Months 37-39	-	$20,372

On May 4, 2021, we entered into a lease agreement HP Inc. to lease 3,694 square feet of office and laboratory space at HP Campus Building 10, 1110 NE Circle Blvd, Corvallis, Oregon. On January 26, 2022, we amended the lease commencement date to January 26, 2022. The lease term is 60 months and expires on January 31, 2027. We may extend the lease for an additional 60-month period.

On October 5, 2021, we entered into a lease agreement with Pacific N.W. Properties, LLCto lease 26,963 square feet of warehouse, manufacturing, production, and office space located in Salem, Oregon. The lease commencement date was December 9, 2021 and expires on February 28, 2027.

On October 16, 2023, we entered into a lease agreement with Burnham 182, LLC, to lease 40,524 square feet of vacant land, including a 1,225 square foot Quonset hut and mobile office, located in Mesa, Arizona. This lease provides yard space with which to store equipment for the Crown Fiber Optics business in Phoenix. The lease term is 36 months and expires on October 31, 2026. The monthly lease expense is as follows:

●	Months 1-12	-	$9,321

●	Months 13-24	-	$9,726

●	Months 25-36	-	$10,131

We paid a security deposit totaling $31,450 at lease inception date.

On October 31, 2023, we entered into a lease agreement with NFS Leasing, Inc. to lease certain equipment. The equipment will be physically located at a property which is owned and operated by Burnham 182, LLC located in Mesa, Arizona. The lease term is 48 months, and the lease commencement date is November 30, 2023. The monthly lease expense is $23,060. We paid a security deposit totaling $23,060 at lease inception date. We have the option to purchase the equipment at fair market value, not to exceed 25% of the total sale price or extend the monthly payments on a month-to-month basis or for a fixed term at a mutually agreed to price and term, upon the expiration of the lease.

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

Holders of Record

We are authorized to issue up to 800,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock. As of December 31, 2023, there were 25,744,158 shares of common stock issued and outstanding and 48 shareholders of record. The number of record holders does not include persons who held shares of our common stock in “street name” accounts through brokers, banks and other financial institutions.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the year ended December 31, 2023 and the year ended December 31, 2022, and do not currently anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than those previously disclosed in our current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of our equity securities during the period covered by this Annual Report.

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

On January 26, 2021, we completed our public offering, and our common stock began trading on the Nasdaq Capital Market (Nasdaq) under the symbol “CRKN.” We commercialize technology for smart or dynamic glass. Our electrokinetic glass technology is an advancement on microfluidic technology that was originally developed by HP Inc.

On December 20, 2022, we incorporated Crown Fiber Optics Corp., a Delaware based entity, to own and operate our acquired business from the acquisition of Amerigen 7, LLC (“Amerigen 7”) in January 2023. Crown Fiber Optics is accounted for as our wholly-owned subsidiary.

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

Business Combination

On January 3, 2023, we acquired certain assets related to the construction of 5G fiber optics infrastructure and distributed antenna systems from Amerigen 7 LLC (the “Asset Acquisition”), for cash consideration of approximately $0.7 million. The Asset Acquisition included approximately 12 employees, customer contracts, and certain operating liabilities. The Asset Acquisition was accounted for as a business combination in accordance with Accounting Standards Codification 805, Business Combinations. The initial purchase price may be adjusted as needed per the terms of the arrangement agreement.

ATM Offering

We entered into a Sales Agreement with A.G.P./Alliance Global Partners (the “Sales Agents”) dated March 30, 2022 (the “Sales Agreement”), pursuant to which we may, from time to time, sell up to $5 million in shares (the “Placement Shares”) of our common stock through the Sales Agents, acting as our sales agent and/or principal, in a continuous at-the-market offering (the “ATM Offering”). We will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds we receive from all sales of our common stock under the Sales Agreement. The Placement Shares were offered and sold pursuant to our shelf registration statement on Form S-3 (Registration No. 333- 262122) and the related base prospectus included in the registration statement, as supplemented by the prospectus supplement dated March 30, 2022.

On October 5, 2022, we entered into the first amendment to the Sales Agreement (the “First Amendment to the Sales Agreement”). Pursuant to the First Amendment to the Sales Agreement, we may from time to time, sell up to $3.5 million in Placement Shares of our common stock through the Sales Agents in a continuous At-the-Market Offering (the Amended ATM Offering”). According to the First Amendment to the Sales Agreement, we will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds we receive from all sales of its common stock in the Amended ATM Offering.

As of December 31, 2022, we received net proceeds on sales of 3,368,146 shares of common stock under the Sales Agreement of approximately $1.25 million (after deducting $0.05 million in commissions and expenses) at a weighted average price of $0.385 per share.

During the year ended December 31, 2023, we received net proceeds on sales of 19,658,733 shares of common stock of approximately $8.2 million (after deducting $0.3 million in commissions and expenses) at a weighted average price of $0.44 per share.

Preferred Stock

On July 8, 2022, our Board of Directors authorized 7,000 shares of Series D Convertible Preferred Stock, par value of $0.0001 per share (“Series D Preferred Stock”). Each share of Series D Preferred Stock has a stated valued of $1,000 per share, will be convertible into shares of our common stock at an initial conversion price of $1.30 per share and will be entitled to a dividend of 12%. On July 26, 2022, we entered into a securities purchase agreement with certain accredited investors (the “Series D Purchasers”), pursuant to which we sold an aggregate of 1,058 shares of our Series D Preferred Stock for an aggregate purchase price of approximately $1.06 million. In connection with the issuance of the 1,058 shares of Series D Preferred Stock, we issued 814,102 warrants to purchase shares of our common stock with an exercise price of $1.30 per share.

We filed the first amendment to its Series D preferred stock, which modified the conversion price of the Series D Preferred Stock from $1.30 to $0.50 per share.

On February 1, 2023, our Board of Directors authorized 77,000 shares of Series E Convertible Preferred Stock, par value of $0.0001 per share (“Series E Preferred Stock”), in connection with our 2023 Line of Credit (defined herein). Each share of Series E Preferred Stock is convertible into 1,000 shares of our common stock at the option of the holders. The holders of the Series E Preferred Stock shall receive dividends on an as converted basis together with the holders of our common stock. The Series E preferred stock has no voting rights and does not have a preference upon any liquidation, dissolution or winding-up of the company.

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

On June 4, 2023, we entered into Exchange Agreements (the “Exchange Agreements”): (i) with the October Investors for the exchange of October Notes in the aggregate principal amount of $2,616,740 for 2,622 shares of our newly created Series F Convertible Preferred Stock (“Series F Preferred Stock”), in the aggregate; (ii) with the January Investors for the exchange of January Notes in the aggregate principal amount of $205,276 for 206 shares of Series F Preferred Stock, in the aggregate; (iii) with the Demand Noteholders for the exchange of Demand Notes in the principal amount of $570,279 for 576 shares of Series F Preferred Stock, in the aggregate; and (iv) with the Series D Purchasers for the exchange of 1,197 shares of Series D Preferred Stock for 1,847 shares of Series F Preferred Stock, in the aggregate.

In addition, in connection with the Exchange Agreements, we issued, subject to stockholder approval, new five-year warrants to purchase an aggregate of 592,129 shares of common stock (the “Series F Warrants”) to the October Investors, the January Investors, and the Series D Purchasers. The Series F Warrants are exercisable at an exercise price of $8.868 per share of common stock, subject to certain adjustments as set forth in the Series F Warrants. The holders may exercise the Series F Warrants on a cashless basis if the shares of our common stock underlying the Series F Warrants are not then registered pursuant to an effective registration statement.

On June 13, 2023, we entered into a Securities Purchase Agreement (the “F-1 Purchase Agreement”) with certain accredited investors (the “F-1 Purchasers”), pursuant to which, at the closing of the transactions contemplated by the F-1 Purchase Agreement (the “F-1 Closing”) the F-1 Purchasers agreed to purchase an aggregate of 3,583 shares of our newly created Series F-1 Convertible Preferred Stock (“Series F-1 Preferred Stock”) for an aggregate purchase price of approximately $2,327,760. In addition, in connection with the issuance of the Series F-1 Preferred Stock, the F-1 Purchasers received five-year warrants to purchase an aggregate of 398,377 shares of common stock (the “Series F-1 Warrants”). The Series F-1 Warrants are exercisable at an exercise price of $8.994 per share of our common stock, subject to certain adjustments as set forth in the Series F-1 Warrants. The holders may exercise the Series F-1 Warrants on a cashless basis if the shares of our common stock underlying the Warrants are not then registered pursuant to an effective registration statement.

On June 14, 2023, we entered into a Securities Purchase Agreement (the “F-2 Purchase Agreement”) with certain accredited investors (the “F-2 Purchasers”), pursuant to which, at the closing of the transactions contemplated by the F-2 Purchase Agreement (the “F-2 Closing”) the F-2 Purchasers agreed to purchase an aggregate of 1,153 shares of our newly created Series F-2 Convertible Preferred Stock (“Series F-2 Preferred Stock”) for an aggregate purchase price of approximately $748,735. In addition, in connection with the issuance of the Series F-2 Preferred Stock, the F-2 Purchasers received five-year warrants to purchase an aggregate of 124,926 shares of common stock (the “Series F-2 Warrants”). The Series F-2 Warrants are exercisable at an exercise price of $9.228 per share of our common stock, subject to certain adjustments as set forth in the Series F-2 Warrants. The holders may exercise the Series F-2 Warrants on a cashless basis if the shares of our common stock underlying the Series F-2 Warrants are not then registered pursuant to an effective registration statement.

Senior Secured Convertible Notes

On October 19, 2022, we entered into a securities purchase agreement with certain accredited investors as purchasers (the “October Investors”), whereby we sold, and the October Investors purchased, approximately $5.4 million in principal amount of senior secured convertible notes (the “October Notes”) and warrants (the “October Warrants”).

The October Notes were issued with a conversion price at a 54% premium to the most recent closing price, an original issue discount of 35%, did not bear interest, and matured upon the earlier of twelve months from the date of issuance or the closing of a change of control transaction (as defined in the October Notes). The October Notes were convertible into shares of our common stock, at a conversion price per share of $29.40, subject to adjustment under certain circumstances described in the October Notes. To secure its obligations thereunder, we granted a security interest over all of our assets to the collateral agent for the benefit of the October Investors, pursuant to a security agreement, subject to exceptions for certain strategic transactions. The October Warrants are exercisable for five (5) years to purchase an aggregate of 362,664 shares of common stock at an exercise price of $19.20, subject to adjustment under certain circumstances described in the Warrants. On February 28, 2023, we entered into waiver agreements (the “Waiver Agreements”) with the October Investors pursuant to which, among other things, the maturity date of the October Notes was extended. In connection with the Waiver Agreements, we issued warrants (the “Waiver Warrants”) to the October Investors. The Waiver Warrants were exercisable for five (5) years to purchase an aggregate of 96,894 shares of our common stock at an exercise price of $19.20 per share, subject to adjustment under certain circumstances described in the Waiver Warrants..

On January 19, 2023, we entered into a warrant inducement agreement with certain holders of the October Notes, and issued 6.4 million warrants, with a fair value of $2.06 million, to purchase shares of our common stock.

In March 2023, we entered into the waiver agreements with holders of the October Notes to eliminate the minimum pricing covenant as it related to our at-the-market facility. As consideration for this agreement, we provided the holders with two options to choose from (i) to take an additional five percent original issue discount (“OID”) on their October Note principal or (ii) to be issued shares of common stock with a value equal to the five percent OID, and to issue total shares of 31,724 as converted using the Nasdaq minimum price of $9.42. Six of the note holders elected option (i), and we increased the respective principal balance of the notes by approximately $0.2 million. The remaining noteholders elected option (ii), and as of December 31, 2023, no shares of common stock have been issued. We recorded expense of $0.3 million associated with the commitment to issue shares of our common stock.

In May 2023, we entered into an inducement agreements with the investors to reduce the conversion price of the October Notes in an aggregate principal amount equal to $1.5 million, convertible into 161,603 shares of our common stock at $9.28 per share. The remaining investors agreed to reduce the conversion price of the October Notes in an aggregate principal amount equal to $1.4 million, convertible into 127,393 shares of our common stock at $10.93 per share.

We elected to account for the October Notes under the fair value option. For the inducement agreements that were entered into as described above, we accounted for the change in the terms through the fair value adjustment of $2.7 million, which is included in the change in fair value of notes on the consolidated statements of operations, upon the settlement of $0.2 million principal balance of the October Notes as part of the exchange agreements, and $1.0 million principal balance of the October Notes in June 2023 based on the issuance of 248,981 shares of our common stock.

On January 3, 2023, we entered into a Securities Purchase Agreement (the “January Purchase Agreement”) with certain accredited investors as purchasers (the “January Investors”). Pursuant to the January Purchase Agreement, we sold, and the January Investors purchased, $1.2 million in principal amount of senior secured notes (the “January Notes”) and 41,667 warrants (“January Warrants”), each January Warrant entitling the holder to purchase one share of Common Stock.

On May 8, 2023, the lead lender and collateral agent for the January Notes agreed to grant us an extension of the maturity date thereof until May 15, 2023 in exchange for the issuance by us to the January Investors, on a pro rata basis, of 11,833 shares of our common stock, subject to approval by our stockholders. Then, on May 15, 2023, the lead lender and collateral agent for the January Notes agreed to grant us an extension of the maturity date thereof until May 23, 2023 in exchange for the issuance by us to the January Investors, on a pro rata basis, of 66,667 shares of our Common Stock, subject to approval by our stockholders. Subsequently, on May 23, 2023, the lead lender and collateral agent for the January Notes agreed to grant us an extension of the maturity date thereof until May 31, 2023 in exchange for the issuance by us to the January Investors, on a pro rata basis, of 25,000 shares of our common stock, subject to approval by our stockholders. Thereafter, on May 31, 2023, the lead lender and collateral agent for the January Notes agreed to grant us an extension of the maturity date thereof until June 12, 2023 in exchange for the issuance by us to the January Investors, on a pro rata basis, of 100,000 shares of our common stock, subject to approval by our stockholders. On June 30, 2023, we and the remaining January Investors agreed to extend the maturity date of the January Notes until July 31, 2023, in exchange for 41,667 shares of common stock, pending stockholder approval. On July 11, 2023, one of the remaining January Investors agreed with us to accept 152,085 shares of our common stock as payment in full of their January Note, which such obligations were approximately $931,000. On July 14, 2023, another of the remaining January Investors agreed with us to accept 25,143 shares of common stock as payment in full of their January Note, which such obligations were approximately $132,000.

Between May 17, 2023 and May 30, 2023, we issued secured demand promissory notes (the “Demand Notes”) to certain investors (the “Demand Noteholders”) in an aggregate principal amount equal to $570,681. In connection with the issuance of the Demand Notes, subject to stockholder approval, we agreed to issue to the Demand Noteholders an aggregate of 123,561 shares our common stock.

2023 Line of Credit

On February 2, 2023, we entered into a line of credit (the “Line of Credit”) securing a line of credit up to $100.0 million. The Line of Credit will be used to fund expenses related to the fulfillment of contracts with customers of tour wholly-owned subsidiary, Crown Fiber Optics. The Line of Credit expires February 2, 2024, unless the Line of Credit is extended for one or two additional years in accordance with its terms. On February 2, 2023, we withdrew $2.0 million under the Line of Credit.

Upon drawing down on the Line of Credit, we issued a Secured Promissory Note (the “LOC Note”) which was due and payable 60 days from the issuance date. The Promissory Note is non-interest bearing and secured by our assets. The LOC Note was convertible into shares of our common stock, at a conversion price per share of $0.50 per share, subject to adjustment under certain circumstances described in the LOC Note.

In April 2023, we entered into a first amendment to the LOC Note, pursuant to which the lender agreed to extend the maturity date of the LOC Note balance until May 1, 2023 in exchange for 33,333 shares of our common stock. The LOC Note was further amended to accrue interest at the 15% per annum from the original funding date of the LOC Note. We recorded a change in fair value adjustment of $0.2 million related to the commitment to issue 33,333 shares of our common stock.

On May 15, 2023, we entered into that certain Third Amendment to the Convertible Promissory Note (the “LOC Note Amendment”), pursuant to which the maturity date of the LOC Note was extended until June 7, 2023 in exchange for, subject to stockholder approval, 33,333 shares of our common stock and 4,000 shares of our existing Series E Preferred Stock, which are convertible into 66,667 shares of our common stock. We recorded a change in fair value adjustment of $0.7 million related to the commitment to issue 4,000 shares of Series E Preferred Stock.

On May 16, 2023, we made a second draw of $0.2 million under the Line of Credit. Upon drawing down on the Line of Credit, we issued a second Secured Promissory Note (the “2nd LOC Note”) which was due and payable on July 16, 2023. The 2nd LOC Note accrued interest at the 15% per annum from the original funding date of the 2nd LOC Note.

On May 26, 2023, we made a third draw of $0.2 million under the Line of Credit. Upon drawing down on the Line of Credit, we issued a third Secured Promissory Note (the “3rd LOC Note”) which was due and payable on June 2, 2023. The 3rd LOC Note included a $0.2 million commitment fee and did not bear interest. With the 3rd LOC Note, we recorded a change in fair value adjustment of $0.2 million related to the commitment fee.

On May 26, 2023, we entered into a fourth amendment to the LOC Note, pursuant to which we agreed to issue to the lender a convertible promissory note in the principal amount of $0.2 million due June 2, 2023 in exchange for 4,000 shares of our Series E Preferred Stock, which are convertible into 66,667 shares of our common stock. We recorded a change in fair value adjustment of $0.6 million related to the commitment to issue 4,000 shares of our Series E preferred stock.

On June 13, 2023, we partially redeemed the principal of the LOC Note. In addition to the accrued interest and commitment fees, the total redeemed balance was approximately $2.1 million. With the settlement of the 2nd LOC and the 3rd LOC Note, we recorded a change in fair value adjustment of $0.1 million.

On June 30, 2023, we amended he 2nd LOC Note and the 3rd LOC Note to extend the maturity dates of each until July 16, 2023. In connection with the amendments, we agreed to issue to the lender 5,000 shares of our Series E Preferred Stock, which are convertible into 83,333 shares of our common stock. Additionally, we agreed to issue an additional 8,000 shares of our Series E Preferred Stock, which is convertible into 133,333 shares of our common stock, to the lender for failure to comply with a covenant in the line of credit, as amended. We recorded a change in fair value adjustment of $2.0 million related to the commitment to issue 13,000 shares of our Series E Preferred Stock.

During July 2023, we repaid the outstanding balance of the 2nd LOC Note and 3rd LOC Note for cash of $0.4 million. As of December 31, 2023, there was no outstanding balance related to the 2nd LOC Note and 3rd LOC Note.

Equity Line of Credit

On July 20, 2023, we entered into an equity line of credit (“ELOC”) with Keystone Capital Partners, LLC (“Keystone Capital Partners”) whereby we have the right to sell up to an aggregate of $50.0 million of newly issued shares of our common stock. On July 20, 2023, we issued 21,841 shares of our common stock to Keystone Capital Partners as an initial fee for commitment to purchase our common stock.

Master Supply Agreements

On December 27, 2021, we executed a Master Supply Agreement (the “HPP MSA”) with Hudson Pacific Properties L.P. for the installation of our energy saving Smart Window Inserts in several office properties across its West Coast portfolio. The HPP MSA provides the master terms and conditions under which purchase orders will be executed for us to supply units to retrofit windows at certain locations.

Prior to this, on September 27, 2021, we entered into a Master Supply Agreement with MetroSpaces Inc., Crown’s first commercial customer, install its Smart Window Inserts in MetroSpaces’ 70,000 square-foot Houston, Texas office building.

On March 25, 2022, we executed a Master Supply Agreement (the “BDN MSA”) with Brandywine Operating Partnerships L.P. to install its Smart Window Inserts powered by DynamicTintTM in Brandywine office buildings. The BDN MSA provides the master terms and conditions under which purchase orders will be executed for Crown to supply units to retrofit windows at certain locations.

On March 1, 2023, we executed a Master Supply Agreement with North Sky Communications, LLC (“Contractor”) for the purpose of performing certain subcontract work under Contractor’s primary contract. The agreement provides the terms and conditions under which purchase orders will be executed for us to perform work on various projects.

On September 15, 2023, we executed a Master Supply Agreement with Mears Group, Inc. to perform work on various projects for the benefit of the customer and other project owners. The agreement provides the terms and conditions under which purchase orders will be executed for us to perform work on various projects.

On October 31, 2023, we executed a Master Supply Agreement with Blue Edge Infrastructure, LLC. to provide construction services including project/program management, design, construction and related services for wireless telecommunication sites.

Additionally, discussions with multiple other building owners to buy our Smart Window Inserts are progressing as the regulatory and consumer pressure to reduce the level of energy consumption and carbon emissions, continues to build.

Purchase Orders

On August 12, 2022, we entered into two Purchase Orders (PO’s) with Hudson Pacific Properties, L.P. (“Hudson”) for the purchase of our Inserts. Hudson is a unique provider of end-to-end real estate solutions for tech and media tenants. The PO’s have a value of $85,450 and represent the first orders we received prior to the launch of our Inserts.

On August 12, 2022, as additional consideration for the PO’s, eissued a warrant to Hudson to purchase 300,000 shares of our common stock at $0.75 per share. The warrant has a five-year life and expires on August 12, 2027.

On August 29, 2023, we engaged with Mears Group for comprehensive outside plant construction services related to the fiber optic cable route project titled “BH_Bugsy to 23rd Ave Thunderbird_Seg 4.1.” The agreement includes extensive services such as trenching and placing conduits, handhole and manhole installations, cable pulling across various fiber optic counts, directional boring, and the placement of marker posts. These operations are essential for establishing and enhancing the fiber optic infrastructure within the specified area, ensuring robust connectivity and network performance.

On November 10, 2023, we entered into a supply agreement with Blue Edge Infrastructure, LLC for various fiber optics construction and testing services, detailed in a purchase order. The services, which include uni-directional OTDR testing, power meter testing, fusion splicing, closure installation, vault setting, trench cutting and sealing, and microduct or conduit placement, are critical for the development and maintenance of fiber optic networks.

Consolidated Results of Operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022 (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022

Revenue	$153	$-

Cost of revenue, excluding depreciation and amortization	(886)	-
Depreciation and amortization	(933)	(503)
Research and development	(2,231)	(4,107)
Selling, general and administrative	(14,759)	(10,498)
Goodwill impairment	(652)	-
Loss from operations	(19,308)	(15,108)

Other income (expense):
Other expense	(1,293)	(74)
Interest expense	(9,417)	(7)
Loss on extinguishment of debt	(2,345)	-
Gain on issuance of convertible notes	64	-
Loss on extinguishment of warrant liability	(504)	-
Change in fair value of derivative liability	401	-
Change in fair value of notes	(7,040)	(149)
Change in fair value of warrants	10,458	1,023
Net loss	$(28,984)	$(14,315)

Revenue

Revenue is solely generated by Crown Fiber Optics, and was $0.2 million for the year ended December 31, 2023. No revenue was recognized for the year ended December 31, 2022.

Cost of Revenue, excluding depreciation and amortization

Cost of revenue is solely generated by Crown Fiber Optics, and was $0.9 million for the year ended December 31, 2023. No cost of revenue was recognized for the year ended December 31, 2022.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2023 and 2022, was $0.9 million and $0.5 million, respectively. The increase of $0.4 million is primarily due to impairment of intangible assets of $0.2 million for acquisition of Amerigen 7, and depreciation allocation to cost of revenue of $48,000.

Research and Development

Research and development expenses were $2.2 million for the year ended December 31, 2023 compared to $4.1 million for the year ended December 31, 2022. The decrease of $1.9 million is primarily related to a reduction in salaries and benefits of $1.6 million and further by a decrease in stock compensation of $0.3 million.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $14.8 million and $10.5 million for the year ended December 31, 2023 and 2022, respectively. The $4.3 million increase in SG&A expenses is primarily due to increase in salary expense of $5.6 million, increase in disposal of assets of $0.3 million, increase in miscellaneous expenses of $0.4 million, decrease in insurance expense of $0.3 million and a decrease in stock compensation of $1.7 million.

Goodwill Impairment

Goodwill impairment resulted Crown Fiber Optics, and was $0.7 million for the year ended December 31, 2023. No goodwill impairment was recognized for the year ended December 31, 2022.

Other Income (Expense)

Other expense for the year ended December 31, 2023 was $9.7 million consisted of $7.0 million change in fair value of our convertible notes, $9.4 million of interest expense, $2.8 million loss on extinguishment of debt, $1.3 million of other expense, offset by $10.4 million change in fair value of our warrant liability. Other income for the year ended December 31, 2022 was $0.8 million and consisted of $1.0 million for the change in fair value of our warrant liability, offset by $0.1 million for the change in fair value of our convertible notes and $0.1 million of other expense.

Liquidity

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash at the beginning of the period	$821	$6,130
Net cash used in operating activities	(16,160)	(11,140)
Net cash used in investing activities	(2,818)	(812)
Net cash provided by financing activities	19,214	6,643
Cash at the end of the period	$1,059	$821

We had an accumulated deficit of approximately $117.0 million, and a net loss of $29.0 million, and used approximately $16.2 million in net cash in operating activities for the year ended December 31, 2023. We expect to continue to incur ongoing administrative and other expenses, including public company expenses.

During the twelve months ended December 31, 2023, in connection with its October Notes, we entered into a warrant inducement and exercise agreement with certain holders. Under the terms of the agreement, the holders exercised 106,764 warrants with a fair value of approximately $0.8 million and we issued 106,764 new warrants to purchase shares of its common stock with a fair value of $1.3 million. We recognized a loss on extinguishment of the warrants of approximately $0.5 million which is included in other expense on the accompanying consolidated statement of operations. We did not enter into any new warrant and exercise agreements during the twelve months ended December 31, 2023.

On January 3, 2023, we received net proceeds of $1.0 million from the issuance of senior secured notes with a principal balance of $1.2 million and a debt discount of $0.2 million.

On February 2, 2023, we withdrew $2.0 million under the Line of Credit. Upon drawing down on the Line of Credit, we issued the LOC Note which is due and payable 60 days from the issuance date.

On April 4th, 2023, we made a $0.3 million payment on the LOC balance.

On May 16, 2023, we made a second draw of $0.2 million under the line of credit. Upon drawing down on the line of credit, we issued the 2nd LOC Note which was due and payable July 16, 2023. The 2nd LOC Note shall accrue interest at the 15% per annum from the original funding date of the 2nd LOC Note.

On May 26, 2023, we made a third draw of $0.2 million under the line of credit. Upon drawing down on the line of credit, we issued a third Secured Promissory Note (the “3rd LOC Note”) which became due and payable June 2, 2023. The 3rd LOC Note included a $0.2 million commitment fee and does not bear interest.

On June 13, 2023, we partially redeemed the principal of the LOC Note and fully redeemed the principal of the 2nd LOC Note and the 3rd LOC Note in addition to all accrued interest and commitment fees owing for approximately $2.1 million.

On July 25, 2023, we entered into the Demand Secured Promissory Note Agreement (“Q3 Demand Notes”) with two investors for a purchase price of $20,000 each and with an original issue discount of $12,000. Upon settlement, we are obligated to pay a total of $0.1 million in principle for the issuance of both notes. The Q3 Demand Notes were due and payable at any time upon demand by the holder after the earlier of (i) the consummation of our first securities offering after the issuance of the Q3 Demand Notes and (ii) January 25, 2024, but we have agreed extended terms with the lender to pay the balance down by Q2 2024.

We have obtained additional capital through the sale of debt or equity financings or other arrangements including through our existing ATM Offering, $10.0 million standing letter of credit, the Line of Credit, and the ELOC to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in our ability to raise capital, we believe that there is substantial doubt in our ability to continue as a going concern for twelve months from the issuance of these consolidated financial statements.

Cash Flows

Net Cash Used in Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $16.2 million, which primarily consisted of our net loss of $29.0 million, adjusted for non-cash expenses of $12.8 million which primarily consisted of stock-based compensation expenses totaling $0.7 million, amortization of right of use assets of $1.3 million, change in fair value of notes of $7.0 million, amortization of deferred debt issuance costs of $9.3 million, loss on extinguishment of debt of $2.3 million, depreciation and amortization of $0.9 million, goodwill impairment of $0.7 million, loss on extinguishment of warrant liability of $0.5 million and other expenses of $0.5 million, offset by the change in fair value of our warrant liability of $10.5 million. The net change in operating assets and liabilities was $0.5 million, consisting primarily of a decrease of $0.1 million in prepaid and other current assets, a decrease of $0.1 million in accounts receivable, a decrease in lease liability of $1.3 million offset by an increase of $0.6 million in accounts payable and an increase of $0.4 million in accrued expenses.

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

Net Cash Used in Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was approximately $2.8 million primarily related to the purchase of equipment of $2.2 million and cash paid for the acquisition of Amerigen 7 of $0.6 million.

For the year ended December 31, 2022, net cash used in investing activities was approximately $0.8 million primarily related to the purchase of equipment.

Net Cash Provided by Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was $19.2 million, consisting of net proceed from the issuance of common stock in connection with the ELOC of $4.5 million, net proceeds received from the issuance of common stock in connection with our ATM Offering totaling $8.4 million, net proceeds from the issuance of the LOC Note in connection with the Line of Credit of $2.4 million, net proceeds from issuance of Series F-1 Preferred Stock of $2.3 million, net proceeds from the exercise of common stock warrants of $2.1 million, net proceeds from the issuance of senior secured notes of $1.4 million, net proceeds from issuance of Series F-2 Preferred Stock of $0.7 million, partially offset by repayment of notes payable $2.3 million and offering cost for the issuance of common stock in connection with the ATM Offering of $0.2 million.

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

There are certain critical estimates that require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

●	it requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time the estimate is made; and

●	changes in the estimate or different estimates that could have been selected may have had a material impact on our financial condition or results of operations.

Our accounting estimates, specifically related to the impairment of long-lived assets and share-based compensation, play a crucial role in our financial reporting. Despite our thorough assessment, we have not identified any recent events or conditions necessitating revisions to our estimates and assumptions that would materially impact the carrying values of our assets or liabilities as of this Annual Report on Form 10-K’s issuance date. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Fair Value Measurement

We follow the accounting guidance in Accounting Standards Codification (“ASC”) 820 for fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

Convertible Notes

In accordance with Accounting Standards Codification 825, Financial Instruments (“ASC 825”), we have elected the fair value option for recognition of our promissory notes. In accordance with ASC 825, we recognize these notes at fair value with changes in fair value recognized in the statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative expense.

Warrant Liability

We accounted for certain common stock warrants outstanding as a liability at fair value and adjusted the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the warrants issued by us have been estimated using the Black-Scholes model during the fiscal year ended December 31, 2023 and using the Monte Carlo simulation for the fiscal year ended December 31, 2022.

Stock-based compensation

We measure and recognize compensation expense for all options based on the estimated fair value of the award on the grant date. We use the Black-Scholes option-pricing model to estimate the fair value of option awards. The fair value is recognized as expense on a graded method over the requisite service period. We account for forfeitures as they occur. We recognize expense for awards where vesting is subject to a market or performance condition based on the derived service period. Expense for awards with performance conditions would be estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition will be met.

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

These assumptions are estimated as follows:

●	Expected Term. The expected term of options represents the period that our stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term. The simplified method was used because we do not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

●	Expected Volatility. We use a blended volatility that includes its common stock trading history and supplements the remaining historical information with the trading history from the common stock of a set of comparable publicly traded companies.

●	Risk-Free Interest Rate. We base the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

●	Expected Dividend Yield. We have never declared or paid any cash dividends on our common shares and do not plan to pay cash dividends in the foreseeable future, and, therefore, we use an expected dividend yield of zero in our valuation models.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, relating to our company, including our consolidated subsidiaries.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, including our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Management is committed to accurate and ethical business practices. Based on our evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management noted the following deficiencies that we believe to be material weaknesses:

●	Lack of documentation of processes and controls at the level appropriate for a public company;

●	Inadequate design of information technology general and application controls over certain operating systems and system applications supporting financial reporting processes;

●	Lack of segregation of duties in certain accounting and financial reporting processes; and

●	Ineffective risk assessment controls, due to a lack of documentation of management’s periodic risk assessment.

Management’s view is that unethical, illegal, or inaccurate conduct in the operations and accounting for our company violates the trust and integrity of our company and is damaging to the interests of all stakeholders, and in the long-term misconduct injures the interests of even the individual whom it might initially benefit. This is reinforced periodically with informal conversations and is ingrained in the culture of our company. When questions arise, they are escalated to the CFO, CEO, or Board of Directors for review, investigation, direction, and consensus, and external opinion is sought if consensus is not achieved. The Senior Vice President of Accounting and CFO both have direct contact with all levels of review. Management intends to work internally and with third parties to ensure we have the proper controls in place going forward.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Trading Plans

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

Set forth below is information regarding our directors and executive officers as of the date of this Annual Report.

Name	Age	Position	Director Since
Douglas Croxall	55	Chairman and Chief Executive Officer	2015
Daniel Marcus(1)(2)(3)	57	Director	2022
Dr. DJ Nag(1)(2)(3)	56	Director	2020
Scott Hobbs(1)(2)(3)	50	Director	2023
Joel Krutz	50	Chief Financial Officer, Chief Operating Officer, and Director	2023

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Governance and Nominating Committee.

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

Joel Krutz. Mr. Krutz has served as a member of our Board of Directors since August 2023. Mr. Krutz is currently our Chief Financial Officer and Chief Operating Officer. Mr. Krutz is an experienced executive in finance and operations, with a history in building and developing financial reporting. Most recently, Mr. Krutz had served as CFO for ViacomCBS Networks International (“VCNI”), the premium content companies international division since 2015. As CFO of VCNI, Mr. Krutz successfully steered the business through a transformational period of expansion, diversification, and growth. Prior to his role as CFO of VCNI, Mr. Krutz held a number of progressive London and New York based CFO and senior strategic finance roles for Viacom where he built and developed financial infrastructure to support businesses through a range of rapid growth, turnaround, and portfolio optimization challenges. Originally from New Zealand, Mr. Krutz received a Bachelor of Management Studies with an Accounting major from Waikato University, New Zealand. He obtained his professional CIMA qualification from the UK’s Association of Chartered Management Accountants, and CTAMU certification from Harvard Business School’s Executive program.

Non-Employee Directors

Dr DJ Nag. Dr. DJ Nag has served as a member of our board of directors since July 2020. Dr. DJ Nag is the President of Innovaito LLC, an intellectual property strategy think tank. Prior to this, Dr. Nag was the Chief Investment Officer at Ventech Solutions, a healthcare technology company that manages quality data for the Center for Medicare and Medicaid Services (CMS). He has successfully led Ohio State University, Rutgers University and University of Nebraska’s technology transfer operations that included licensing, startup and investments. As an entrepreneur, he led a number of start-ups in the intellectual property strategy, artificial intelligence, and medical device space. As a consultant in patent monetization and intellectual property strategy, he has worked with many Fortune 500 companies, universities, and national governments. He was a Director of Ocean Tomo and a Vice President at ICAP Ocean Tomo, leading patent transaction markets. He was recognized as one of the top IP strategists by IAM300 in 2019. Dr. Nag was on the Board of the Association of University Technology Managers, Inc. (AUTM) from 2012 to 14, focused on educating the members around world on the importance of technology transfer and intellectual property. He is widely recognized as a global intellectual property strategist working with government and universities in Poland, Japan, India, Turkey, Brazil, South Korea, Ukraine and many other countries. Currently, he teaches intellectual property strategy and negotiations as a Professor of Practice at Rutgers University and a Visiting Professor at Shizuoka University. He volunteers as the first Executive-in-Residence at the Dublin City Schools, leading a startup academy for high school students and serves on the foundation board at the Dublin Methodist Hospital.

We believe that Dr. Nag should continue to serve as a member of our board of directors due to his executive, technological and intellectual property experience.

Daniel Marcus. Daniel Marcus has served as a member of our Board of Directors since October 2022. Mr. Marcus is the Principal and Founder of Marcus Capital. Prior to forming Marcus Capital in 2004, Mr. Marcus worked at Bear Stearns as a managing director and has over 25 years of investment experience. He earned his Bachelors of Business Degree in Economics from the University of Wisconsin-Madison. In addition to forming Marcus Capital, Mr. Marcus is a founding partner of Spark Ventures, a non-profit charitable organization. Mr. Marcus has been involved with various charities including 10 years as a Child Life Specialist at Children’s Memorial Hospital, Chicago and two years at The Night Ministry, working to serve homeless and runaway youth. Our Board of Directors believes that Mr. Marcus should continue to serve as a member of the Board of Directors due to his executive, financial and investment experience.

Scott Hobbs. Scott Hobbs has served as a member of our Board of Directors since August 2023. Since June 2021, Mr. Hobbs has worked for Newmark as an office tenant representation broker in the Greater Dallas Area. He tracks office lease transactions (comps), building tenant stacks, current vacancies, lease roll & ‘ghost’ space, sublease space, state & municipal incentives, labor markets, and companies currently in the market for office space. He exclusively represents office tenants in all manner of transactions ranging from negotiated renewals, relocations, built-to-suit, sublease, expansion, contraction, building purchase, etc. Prior to joining Newmark, Mr. Hobbs was an Executive Director at Cushman Wakefield since July 2018. Prior to his role at Cushman Wakefield, Mr. Hobbs held a number of roles in the real estate industry. Before entering the real estate industry, Mr. Hobbs was a commissioned Navy SEAL Officer. A decorated combat veteran, Mr. Hobbs has circled the globe three times in the service of the United States Navy and Joint Special Operations Command. Mr. Hobbs earned a Bachelor of Business Administration degree from Texas A&M University.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct which is applicable to the conduct of our directors, officers and employees, including our CEO, CFO and persons performing similar functions. A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to our company’s Registration Statement on Form S-1 filed June 28, 2019.

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

Committees of the Board of Directors

The Board of Directors has established and currently maintains the following three standing committees: the Audit Committee, the Compensation Committee, and the Governance and Nominating and Committee (the “G&NC”).

Currently, the Audit Committee consists of Mr. Marcus (Chair), Dr. Nag, and Mr. Hobbs, the Compensation Committee consists of Mr. Marcus (Chair), Dr. Nag and Mr. Hobbs, and the G&NC consists of Dr. Nag (Chair). Mr. Marcus, and Mr. Hobbs.

Audit Committee. Among other functions, the Audit Committee authorizes and approves the engagement of the independent registered public accounting firm, reviews the results and scope of the audit and other services provided by the independent registered public accounting firm, reviews our financial statements, reviews and evaluates our internal control functions, approves or establishes pre-approval policies and procedures for all professional audit and permissible non-audit services provided by the independent registered public accounting firm and reviews and approves any proposed related party transactions. The Board of Directors has determined that each of the current members of the Audit Committee is an independent director within the meaning of the NASDAQ independence standards and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board of Directors has determined that Mr. Marcus qualifies as an Audit Committee Financial Expert under applicable SEC Rules and that each of the members of the Audit Committee satisfies the NASDAQ standards of financial literacy and financial or accounting expertise or experience.

Compensation Committee. The Compensation Committee’s functions include reviewing and approving the compensation and benefits for our executive officers, administering our equity compensation plans and making recommendations to the Board of Directors regarding these matters. The Board of Directors has determined that each current member of the Compensation Committee is an independent director within the meaning of the NASDAQ independence standards.

Governance and Nominating Committee. The G&NC searches for and recommends to the Board of Directors potential nominees for director positions and makes recommendations to the Board of Directors regarding the size, composition and compensation of the Board of Directors and its committees. The Board of Directors has determined that each current member of the G&NC is an independent director within the meaning of the NASDAQ independence standards.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is currently chaired by Mr. Croxall, who also serves as our Chief Executive Officer, having been engaged in such roles since our inception. The Board does not believe that it is appropriate to prohibit one person from serving as both Chairman of the Board and Chief Executive Officer. Our Board will continually evaluate our leadership structure and could in the future decide to separate the Chairman and Chief Executive Officer positions if it believes that doing so would serve the best interests of our company and its stockholders.

The Board of Directors has not named a lead independent director. However, to strengthen the voice of our independent directors, we provide that such directors meet on a regular basis, and we have provided that all of the members of the Audit Committee, the Compensation Committee and the G&NC are independent.

Our Board of Directors and the Audit Committee thereof is responsible for overseeing the risk management processes on behalf of our company. The Board and, to the extent applicable, the Audit Committee, receive and review periodic reports from management, auditors, legal counsel and others, as considered appropriate regarding our company’s assessment of risks. Where applicable, the Audit Committee reports regularly to the full Board of Directors with respect to risk management processes. The Audit Committee and the full Board of Directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees the risk management of our company, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2023 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2023, except for late Form 4 filings reporting (i) one transaction by Doug Croxall and (ii) one transaction by Joel Krutz. As of the date of the filing of this annual report, all such Form 4s have been filed.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding compensation earned during the years ended December 31, 2023 and the year ended December 31, 2022 by our principal executive officer and our other most highly compensated executive officers, or the named executive officers, as of the end of the year ended December 31, 2023.

Compensation Table

					Long-Term
	Annual Compensation				Compensation Awards
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Other Compensation	Options	Restricted Stock Awards
Douglas Croxall	2023	$699,792	$910,000		$-	$269,419
Chief Executive Officer	2022	$675,000	$580,000	$-	$37,974	$51,000

Joel Krutz	2023	$590,000	$680,000		$-	$134,709
Chief Financial Officer	2022	$376,666	$560,000	$-	$25,316	$34,000

Timothy Koch	2023	$218,750			$-	$8,750
Chief Technology Officer	2022	$250,000	$-	$-	$15,822	$21,250

Edward Kovalik (a)	2023
Former President/Chief Operating Officer	2022	$184,229	$-	$-	$-	$-

Kai Sato (a)	2023
Former Co-President/Chief Marketing Officer	2022	$-	$-	$137,499	$-	$-

(a)	Departed during the year ended December 31, 2022

Restricted Stock

During the twelve months ended December 31, 2023, we granted 1,992,345 restricted stock units with a fair value of approximately $0.5 million. As of December 31, 2023, a total of 2,709,012 restricted stock units have been issued to employees, and 226,351 restricted stock units had been granted to members of our board of directors.

Stock Option Grants

During the twelve months ended December 31, 2023, we granted 224,167 stock options with a fair value of approximately $0.04 million. As of December 31, 2023, a total of 381,225 stock options have been issued to employees, and no stock options had been granted to members of our board of directors.

Narrative Disclosures Regarding Compensation; Employment Agreements

We have entered into employment agreements with two of our Named Executive Officers. The terms and conditions of each of the foregoing arrangements are summarized below.

Doug Croxall Agreement

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

On October 31, 2022, our Board of Directors approved an increase of Mr. Croxall’s annual base salary to $700,000 effective January 1, 2023. On November 30, 2023 the Board of Directors approved an exceptional bonus for Mr. Croxall of $220,000 related to his performance for the 2023 fiscal year.

Joel Krutz Agreement

On June 21, 2021, we entered into an employment agreement with Joel Krutz to serve as our Chief Financial Officer. Pursuant to the agreement, Mr. Krutz will serve as our Chief Financial Officer for a period of two years, which will automatically extend for successive 12 month periods unless terminated by either us or Mr. Krutz. Mr. Krutz will receive an annual base salary of $360,000. Mr. Krutz will also be entitled to an annual discretionary bonus based upon certain performance targets established by our Board of Directors, as well as annual awards under our 2022 Employee Incentive Plan, upon the terms and conditions established by our Board of Directors. On October 31, 2022, we entered into an amended employment agreement, pursuant to which Mr. Krutz will continue his service as our Chief Financial Officer, and also became our Chief Operating Officer, and pursuant to which Mr. Krutz will receive an annual salary of $560,000 effective January 1, 2023. On being appointed to our Board of Directors, the Board of Directors approved an increase in Mr. Krutz’s annual base salary to $650,000 effective September 1. The other terms of Mr. Krutz’s employment agreement remain unchanged.

Outstanding Equity Awards at Fiscal Year End

2023 Outstanding Equity Awards at Fiscal Year-end Table

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of December 31, 2023:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Doug Croxall	2,778	—	2,778	9.00	2.28.2028	899,520	$254,266	—	—
Doug Croxall	4,167	—	4,167	72.00	1.17.2029	—	—	—	—
Doug Croxall	18,056	—	18,056	135.00	4.13.2030	—	—	—	—
Doug Croxall	30,875	—	30,875	216.00	10.1.2030	—	—	—	—
Doug Croxall	219	—	219	216.00	4/1/2031
Doug Croxall	1,042	1,458	2,500	20.40	9/23/2032
Tim Koch	4,067	—	4,067	9.00	2.28.2028	33,662	$20,659	—	—
Tim Koch	833	—	833	72.00	1.17.2029	—	—	—	—
Tim Koch	5,333	—	5,333	135.00	4.13.2030	—	—	—	—
Tim Koch	9,950	608	9,950	216.00	12.30.2030	—	—	—	—
Tim Koch	434		1,042	20.40	9.23.2032
Joel Krutz	694	972	1,667	20.40	9.23.2032	450,558	$265,425

Option Re-pricings

We have not engaged in any option re-pricings or other modifications to any of our outstanding equity awards to our Named Executive Officers during fiscal year 2023.

Compensation of Directors

2023 Director Compensation Table

The following Director Compensation Table sets forth information concerning compensation for services rendered by our independent directors for fiscal year 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dr. DJ Nag(1)	$52,000	$12,500	$	—	$64,500
Scott Hobbs(2)	17,217	5,208		—	22,425
Daniel Marcus(3)	56,000	12,500			68,500
Total:	$125,217	$30,208	$	—	$155,425

(1)	Dr. Nag was appointed to serve as a member of the Board of Directors in July 2020. Dr. Nag held options to purchase 556 shares of our common stock.
(2)	Mr. Hobbs was appointed to serve as a member of the Board of Directors in September 2023.
(3)	Mr. Marcus was appointed to serve as a member of the Board of Directors in October 2022.

Mr. Croxall and Mr. Krutz have not been included in the Director Compensation Table because there were a Named Executive Officer of our company for all of our 2023 fiscal year, and all compensation paid to him during our 2023 fiscal year is reflected in the Summary Compensation Table above.

Director Compensation Program

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

Compensation Committee Interlocks

None of the members of the compensation committee are currently, or have been at any time, one of our executive officers or employees. None of our executive officers currently serve, or have served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of February 2, 2024, information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

•	each of our Named Executive Officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The percentage ownership information shown in the table prior to this offering is based upon 30,868,347 shares of common stock outstanding as of February 2, 2024.

	Common Stock Beneficially Owned(2)
Name of Beneficial Owner and Address(1)	Shares	%(3)
Officers and Directors
Croxall Family Trust(4)	431,506	1.38%
Timothy Koch(5)	31,724	*
Joel Krutz(6)	187,669	*
Dr. DJ Nag(7)	51,450	*
Daniel Marcus	50,000	*
Scott Hobbs	20,833	*
All current officers and directors as a group (6 persons)	773,182	2.45%

*	Less than 1.0%

(1)	Unless otherwise noted, all addresses are c/o Crown Electrokinetics Corp., at 11601 Wilshire Blvd., Suite 2240, Los Angeles, California 90025.

(2)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

(3)	Based upon 30,868,347 shares of common stock outstanding on February 2, 2024.

(4)	Includes options to purchase 57,275 shares of our common stock and 360,406 vested restricted stock units.

(5)	Includes options to purchase 20,676 shares of our common stock and 4,382 vested restricted stock units.

(6)	Includes 787 vested restricted stock units and options to purchase 1,363 shares of our common stock.

(7)	Includes 617 vested restricted stock units and options to purchase 566 shares of our common stock.

Equity Compensation Plan Information

On October 31, 2022, we adopted our 2022 Long-Term Incentive Plan (the “2022 Plan”). Under the 2022 Plan, the maximum number of shares of our common stock as to which awards may be granted under the 2022 Plan may not exceed seventy thousand (70,000) shares (the “Initial Share Limit”), which amount is subject to proportional adjustment as determined by our Board of Directors to reflect certain stock changes, such as stock dividends and stock splits.

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

On December 16, 2020, we adopted our 2020 Long-Term Incentive Plan (the “2020 Plan”). Under the 2020 Plan, there are 88,889 shares of our common stock available for issuance and the 2020 Plan has a term of 10 years. The available shares in the 2020 Plan will automatically increase on the first trading day in January of each calendar year during the term of the 2022 Plan, commencing with January 2021, by an amount equal to the lesser of (i) five percent (5%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 1,000,000 shares of common stock or (iii) such number of shares of common stock as may be established by our Board of Directors.

We grant equity-based compensation under our 2022 Plan, 2020 Plan and our 2016 Equity Incentive Plan (the “Plan”). The 2022 Plan, 2020 Plan and 2016 Plan allows us to grant incentive and nonqualified stock options, and shares of restricted stock to our employees, directors and consultants. On June 14, 2019, the Board of Directors approved increasing the number of shares allocated to our 2016 Plan from 91,667 to 122,222.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,470,695	N/A	44,985
Equity compensation plans not approved by security holders	—	N/A	—
Total	2,470,695	N/A	44,985

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Approval for Related Party Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related-person transactions. Our Code of Ethics and Business Conduct requires that all employees, including officers and directors, disclose to the Chief Executive Officer the nature of any company business that is conducted with any related party of such employee, officer or director (including any immediate family member of such employee, officer or director, and any entity owned or controlled by such persons). If the transaction involves an officer or director of our company, the Chief Executive Officer must bring the transaction to the attention of the Audit Committee, which must review and approve the transaction in advance. In considering such transactions, the Audit Committee takes into account the relevant available facts and circumstances.

Related Party Transactions

Other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation”, in the last three years, we have not been a party to any transaction or arrangement in which the amount involved in the transaction exceeded 1% of the average of our total assets in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors determined that Messrs. Hobbs, Nag, and Marcus do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each is considered an “independent” director as that term is defined under the applicable SEC rules and the Exchange Listing Rules. In making those determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our independent auditors, Marcum LLP, for the year ended December 31, 2023 and the year ended December 31, 2022 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit fees	$553	$207
Tax fees	18	17
All other fees	17	90
Total fees	$588	$314

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged to render these services, their engagement was approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements.

The financial statements and supplementary data required by this item begin on page F-1.

(a)(2) Financial Statement Schedules.

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements and the related notes.

(a)(3) Exhibits.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1/A filed on September 18, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of Crown Electrokietics Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on January 27, 2021).
3.3	By-laws (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-1/A filed on September 18, 2019).
3.4	Form of Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crown Electrokinetics Corp. (incorporated by reference to Exhibit 3.3 to the registrant’s Form S-1/A filed on January 25, 2021).
3.5	Form of Amended and Restated Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crown Electrokinetics Corp. (incorporated by reference to Exhibit 3.4 to the registrant’s Form S-1/A filed on January 25, 2021).
3.6	Form of Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crown Electrokinetics Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on April 6, 2021).
3.7	Certificate of Designations, Preferences and Rights of Series D Preferred Stock of Crown Electrokinetics Corp. (incorporated by reference to Exhibit 3.4 to the registrant’s Form 8-K filed on July 8, 2022).
3.9	Series E Preferred Stock Certificate of Designations, Preferences and Rights (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed on February 3, 2023).
3.10	Series F Certificate of Designation filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on June 6, 2023).
3.11	Certificate of Amendment to Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on June 15, 2023).
3.12	Series F-1 Certificate of Designations filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed on June 15, 2023).
3.13	Series F-2 Certificate of Designations filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.3 to the registrant’s Form 8-K filed on June 15, 2023).
3.14	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on August 14, 2023).
4.1	Form of Warrant, dated June 3, 2020, by and between the registrant and Hudson Pacific Properties, L.P. (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on April 6, 2021).
4.2	Form of Warrant, dated January 28, 2021, by and between the registrant and Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on January 27, 2021).
4.3	Form of Warrant, dated July 19, 2022, by and between the registrant and Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on July 22, 2022).
4.4	Form of Warrant, dated July 26, 2022, by and between the registrant and certain investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on July 29, 2022).
4.5	Form of Warrant, by and between the registrant and certain investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on October 20, 2022).
4.6	Form of Senior Note, by and between the registrant and certain investors (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on October 20, 2022).

4.7	Form of Warrant, among the registrant and certain investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on January 4, 2023).
4.8	Form of Senior Note, among the registrant and certain investors (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on January 4, 2023).
4.9	Form of Warrant, between the registrant and a certain lender (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on February 3, 2023).
4.10	Form of Promissory Note, between the registrant and a certain lender (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on February 3, 2023).
4.11	Form of Waiver Warrant, among the registrant and certain investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on March 6, 2023).
4.12	Form of Exchange Warrant, among the registrant and certain investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on June 6, 2023).
4.13	Form of Series F-1 Preferred Stock Warrant, among the registrant and certain investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on June 15, 2023).
4.14	Form of Series F-2 Preferred Stock Warrant, among the registrant and certain investors (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on June 15, 2023).
4.15	Description of Securities*
10.1	Intellectual Property Agreement, dated as of January 31, 2016, between Hewlett-Packard Development Company, L.P. and 3D Nanocolor Corp. (and amendments thereto) (incorporated by reference to Exhibit 10.1 to the registrant’s Form S-1/A filed on September 18, 2019).
10.2	Fourth Amendment to Intellectual Property Agreement, dated February 4, 2021, by and among Hewlett-Packard Development Company, L.P., HP, Inc. and Crown Electrokinetics Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on February 10, 2021).
10.3	Collaboration Agreement, dated as of August 23, 2017, between 3D Nanocolor Corp. and Eastman Chemical Company (and amendment thereto) (incorporated by reference to Exhibit 10.2 to the registrant’s Form S-1/A filed on September 18, 2019).
10.4	Agreement, dated as of November 15, 2017, between Crown Electrokinetics Corp. and Asahi Glass Co., Ltd. (and amendment thereto) (incorporated by reference to Exhibit 10.3 to the registrant’s Form S-1/A filed on September 18, 2019).
10.5	Agreement, dated as of February 1, 2019, between Crown Electrokinetics Corp. and AGC Inc. (f/k/a Asahi Glass Co., Ltd.) (incorporated by reference to Exhibit 10.4 to the registrant’s Form S-1/A filed on September 18, 2019).
10.6	Employment Agreement, dated June 16, 2021, by and between Crown Electrokinetics Corp. and Doug Croxall (incorporated by reference to Exhibit 10.6 to the registrants’s Transition Report on Form 10-KT filed on March 30, 2022).
10.7	Employment Agreement, dated February 20, 2021, by and between Crown Electrokinetics Corp. and Edward Kovalik (incorporated by reference to Exhibit 10.7 to the registrants’s Transition Report on Form 10-KT filed on March 30, 2022).
10.8	Independent Contractor/Consulting Agreement, dated February 25, 2021, by and between Crown Electrokinetics Corp. and Kaizen Reserve, Inc. (incorporated by reference to Exhibit 10.8 to the registrants’s Transition Report on Form 10-KT filed on March 30, 2022).
10.9	Employment Agreement, dated June 21, 2021, by and between Crown Electrokinetics Corp. and Joel Krutz (incorporated by reference to Exhibit 10.9 to the registrants’s Transition Report on Form 10-KT filed on March 30, 2022).
10.10	Master Supply Agreement, dated September 27, 2021, between MetroSpaces Inc. and Crown Electrokinetics Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 30, 2021).
10.11	Master Supply Agreement, dated December 23, 2021, between Hudson Pacific Properties, L.P. and Crown Electrokinetics Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on December 23, 2021).
10.12	Master Supply Agreement, dated March 25, 2022, between Brandywine Operating Partnership, L.P. and Crown Electrokinetics Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on March 28, 2022).

10.13	Sales Agreement, dated as of March 30, 2022, by and between Crown Electrokinetics Corp. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on March 31, 2022).
10.14	Form of Securities Purchase Agreement, dated July 26, 2022, between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 29, 2022).
10.15	Form of Registration Rights Agreement, dated July 26, 2022, between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on July 29, 2022).
10.16	Form of Securities Purchase Agreement, dated October 19, 2022, between the Company and the Investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on October 20, 2022).
10.17	Form of Registration Rights Agreement, dated October 19, 2022, between the Company and the Investors (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on October 20, 2022).
10.18	Form of Security Agreement, dated October 19, 2022, between the Company and the Collateral Agent (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on October 20, 2022).
10.19	Form of Asset Purchase Agreement, dated January 3, 2023, between the Company and Amerigen 7 LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on January 4, 2023).
10.20	Form of Securities Purchase Agreement, dated January 3, 2023, among the registrant and certain investors (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on January 4, 2023).
10.21	Form of Line of Credit Agreement, dated February 2, 2023, between the registrant and a certain lender (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on February 3, 2023).
10.22	Form of Waiver Agreement, dated February 28, 2023, among the registrant and certain investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on March 6, 2023).
10.23	Form of Waiver Agreement and Amendment, dated March 24, 2023, among the registrant and certain investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on March 27, 2023).
10.24	Form of Inducement Agreement, among the registrant and certain investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on May 18, 2023).
10.25	Form of LOC Note Amendment, dated May 15, 2023, between the registrant and a certain lender (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on May 18, 2023).
10.26	Form of Demand Note, among the registrant and certain investors (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on May 18, 2023).
10.27	Form of Exchange Agreement, among the registrant and certain investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on June 6, 2023).
10.28	Form of Demand Note, among the registrant and certain investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on June 6, 2023).
10.29	Form of May Note, among the registrant and certain investors (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on June 6, 2023).
10.30	Form of Securities Purchase Agreement, among the registrant and certain investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on June 15, 2023).
10.31	Form of Registration Rights Agreement, among the registrant and certain investors (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on June 15, 2023).
10.32	Form of Securities Purchase Agreement, among the registrant and certain investors (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on June 15, 2023).

10.33	Forbearance Agreement, among the registrant and a certain investor (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on July 14, 2023).
10.34	First Amendment to Forbearance Agreement, among the registrant and a certain investor (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on July 14, 2023).
10.35	Common Stock Purchase Agreement, dated July 20, 2023, by and between the Company and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on July 24, 2023).
10.36	Registration Rights Agreement, dated July 20, 2023, by and between the Company and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on July 24, 2023).
10.37	Exchange Agreement by and between the Company and a January Investor, dated August 2, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on August 7, 2023).
21.1	List of Subsidiaries of the Registrant.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
97.1	Crown Electrokinetic Corp. Clawback Policy*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2024	CROWN ELECTROKINETICS CORP.

	By:	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2024	By:	/s/ Joel Krutz
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

/s/ Doug Croxall		Dated: April 1, 2024
Name:	Doug Croxall
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Joel Krutz		Dated: April 1, 2024
Name:	Joel Krutz
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. DJ Nag		Dated: April 1, 2024
Name:	Dr. DJ Nag
Title:	Director

/s/ Daniel Marcus		Dated: April 1, 2024
Name:	Daniel Marcus
Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Crown Electrokinetics Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crown Electrokinetics Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017

Costa Mesa, California

April 1, 2024

CROWN ELECTROKINETICS CORP.

Consolidated Balance Sheets

(in thousands except share and per share amounts)

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$1,059	$821
Prepaid and other current assets	728	590
Accounts receivable, net	83	-
Total current assets	1,870	1,411
Property and equipment, net	3,129	1,409
Intangible assets, net	1,382	1,598
Right of use asset	1,701	1,842
Deferred debt issuance costs	1,306	150
Other assets	139	180
TOTAL ASSETS	$9,527	$6,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,500	$865
Accrued expenses	1,190	621
Lease liability - current portion	655	574
Warrant liability	-	972
Notes payable at fair value	-	1,654
Notes payable	429	8
Warranty customer liability	2	-
Total current liabilities	3,776	4,694
Lease liability - non-current portion	1,072	1,366
Warranty customer liability long term	2	-
Total liabilities	4,850	6,060

Commitments and Contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Series A preferred stock, par value $0.0001; 300 shares authorized, 251 shares outstanding as of December 31, 2023 and December 31, 2022; liquidation preference $261 as of December 31, 2023 and zero as of December 31, 2022	-	-
Series B preferred stock, par value $0.0001; 1,500 shares authorized, 1,443 shares outstanding as of December 31, 2023 and December 31, 2022; liquidation preference $1,501 as of December 31, 2023 and zero as of December 31, 2022	-	-
Series C preferred stock, par value $0.0001; 600,000 shares authorized, 500,756 shares outstanding as of December 31, 2023 and December 31, 2022; liquidation preference $531 as of December 31, 2023 and zero as of December 31, 2022	-	-
Series D preferred stock, par value $0.0001; 7,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 1,058 as of December 31, 2022; liquidation preference zero as of December 31, 2023 and $1,113 as of December 31, 2022	-	-
Series E preferred stock, par value $0.0001; 77,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Series F preferred stock, par value $0.0001; 9,073 shares authorized, 4,448 shares outstanding as of December 31, 2023 and no shares outstanding as of December 31, 2022; liquidation preference $4,753 as of December 31, 2023 and zero as of December 31, 2022	-	-
Series F-1 preferred stock, par value $0.0001; 9,052 shares authorized, 653 shares outstanding as of December 31, 2023 and no shares outstanding as of December 31, 2022; liquidation preference $696 as of December 31, 2023 and zero as of December 31, 2022	-	-
Series F-2 preferred stock, par value $0.0001; 9,052 shares authorized, 1,153 shares outstanding as of December 31, 2023 and no shares outstanding as of December 31, 2022; liquidation preference $1,371 as of December 31, 2023 and zero as of December 31, 2022	-
Common stock, par value $0.0001; 800,000,000 shares authorized; 25,744,158 and 338,033 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	7	2
Additional paid-in capital	121,665	88,533
Accumulated deficit	(116,995)	(88,005)
Total stockholders’ equity	4,677	530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,527	$6,590

The accompanying notes are an integral part of these consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands except share and per share amounts)

	Twelve months ended December 31,
	2023	2022

Revenue	$153	$-

Cost of revenue, excluding depreciation and amortization	(886)	-
Depreciation and amortization	(733)	(503)
Research and development	(2,231)	(4,107)
Selling, general and administrative	(14,962)	(10,498)
Goodwill impairment charge	(649)	-
Loss from operations	(19,308)	(15,108)

Other income (expense):
Interest expense	(9,417)	(7)
Loss on extinguishment of warrant liability	(504)	-
Loss on extinguishment of debt	(2,345)	-
Gain on issuance of convertible notes	64	-
Change in fair value of warrants	10,458	1,023
Change in fair value of notes	(7,040)	(149)
Change in fair value of derivative liability	401	-
Other expense	(1,293)	(74)
Total other income (expense)	(9,676)	793
Loss before income taxes	(28,984)	(14,315)

Income tax expense	-	-
Net loss	(28,984)	(14,315)
Deemed dividend on Series D preferred stock	(6)	-
Cumulative dividends on Series A preferred stock	(19)	-
Cumulative dividends on Series B preferred stock	(107)	-
Cumulative dividends on Series C preferred stock	(30)	-
Cumulative dividends on Series D preferred stock	(53)	(55)
Cumulative dividends on Series F preferred stock	(272)	-
Cumulative dividends on Series F-1 preferred stock	(110)	-
Cumulative dividends on Series F-2 preferred stock	(79)	-
Net loss attributable to common stockholders	$(29,660)	$(14,370)

Net loss per share attributable to common stockholders	$(5.46)	$(54.12)

Weighted average shares outstanding, basic and diluted:	5,429,259	265,502

The accompanying notes are an integral part of these consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Consolidated Statements of Stockholders’ Equity

(in thousands except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F-1 Preferred Stock		Series F-2 Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	251	$-	1,443	$-	500,756	$-	-	$-	-	$-	-	$-	-	$-	-	$-	242,808	$1	$82,677	$(73,690)	$8,988
Issuance of common stock and warrants, net of fees	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	20,834	-	855	-	855
Issuance of common stock warrants in connection with SLOC	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	223	-	223
Issuance of Series D preferred stock and warrants, net of fees	-	-	-	-	-	-	1,058	-	-	-	-	-	-	-	-	-	-	-	1,039	-	1,039
Issuance of common stock/At-the-market offering, net of offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	56,136	-	1,249	-	1,249
Issuance of common stock warrants in connection with consideration payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	86	-	86
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,255	1	2,404	-	2,405
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14,315)	(14,315)
Balance as of December 31, 2022	251	$-	1,443	$-	500,756	$-	1,058	$-	-	$-	-	$-	-	$-	-	$-	338,033	$2	$88,533	$(88,005)	$530
Exercise of common stock warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	109,257	1	2,061	-	2,062
Issuance of common stock in connection with conversion of notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	31,466	-	516	-	516
Issuance of common stock in connection with equity line of credit		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,986,991		4,489		4,489
Issuance of common stock/At-the-market offering, net of offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	19,658,798	1	8,227	-	8,228
Issuance of Series E preferred stock in connection with LOC	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,350	-	4,350
Deemed dividend for repricing of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6	(6)	-
Commitment to issue shares of common stock in connection with March waiver agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	298	-	298
Issuance of common stock in connection with Series A and Series B Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,921	-	-	-	-
Issuance of common stock upon the conversion of Series E preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	83,334	1	-	-	1
Issuance of common stock in connection with conversion of October Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	248,984	1	2,165	-	2,166
Dividends paid in shares of Series D preferred stock	-	-	-	-	-	-	139	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Series D preferred stock exchanged for Series F preferred stock in connection with Exchange Agreements	-	-	-	-	-	-	(1,197)	-	-	-	1,847	-	-	-	-	-	-	-	(450)	-	(450)
Conversion of Demand Notes and October Notes into Series F preferred stock in connection with Exchange Agreements	-	-	-	-	-	-	-	-	-	-	3,198	-	-	-	-	-	-	-	1,276	-	1,276
Conversion of January Notes into Series F preferred stock in connection with Exchange Agreements	-	-	-	-	-	-	-	-	-	-	206	-	-	-	-	-	-	-	82	-	82
Issuance of Series F-1 preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	3,583	-	-	-	-	-	1,372	-	1,372
Issuance of Series F-2 preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,153	-	-	-	464	-	464
Conversion of Series F preferred stock into common stock	-	-	-	-	-	-	-	-	-	-	(803)	-	-	-	-	-	103,234				-
Conversion of Series F-1 preferred stock into common stock	-	-	-	-	-	-	-	-	-	-		-	(2,930)	-	-	-	325,737				-
Commitment to issue shares of common stock in connection with January Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,410	-	2,410
Commitment to issue shares of common stock in connection with LOC Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	230	-	230
Commitment to issue shares of Series E preferred stock in connection with LOC Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,363	-	3,363
Commitment to issue shares of common stock in connection with Demand Notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	286	-	286
Issuance of common stock to settle commitment shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	570,916	1	(1)	-	-
Issuance of common stock in connection with January Notes Settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	189,602	-	1,160	-	1,160
Issuance of common stock in connection with equity line of credit	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	21,841	-	114	-	114
Reverse stock split rounding																	30,709				-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	38,335	-	714	-	714
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(28,984)	(28,984)
Balance as of December 31, 2023	251	-	1,443	-	500,756	-	0	-	-	-	4,448	-	653	-	1,153	-	25,744,158	7	$121,665	$(116,995)	$4,677

The accompanying notes are an integral part of these consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Consolidated Statements of Cash Flows

(in thousands except share and per share amounts)

	Year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,984)	$(14,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	714	2,405
Depreciation and amortization	733	503
Loss on extinguishment of warrant liability	504	-
Change in fair value of warrant liability	(10,458)	(1,023)
Change in fair value of liability	(401)	-
Gain on issuance of convertible note	(64)	-
Loss on extinguishment of debt	2,345	-
Change in fair value of notes	7,040	149
Amortization of deferred debt issuance costs	9,341	73
Amortization of right of use assets	626	494
Other expenses	628	-
Impairment of Goodwill	649	-
Intangible asset impairment	200	-
Loss on lease termination	214	-
Loss on disposal of equipment	144	52
Changes in operating assets and liabilities:
Prepaid and other assets	61	182
Accounts receivable	(83)	-
Accounts payable	1,253	413
Accrued expenses	440	323
Lease liability	(1,062)	(396)
Net cash used in operating activities	(16,160)	(11,140)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Amerigen 7	(645)	-
Purchase of equipment	(2,173)	(751)
Purchase of patents	-	(61)
Net cash used in investing activities	(2,818)	(812)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	2,062	-
Proceeds from the issuance of common stock and warrants, net of fees	-	855
Proceeds from the issuance of common stock / At-the-market offering	8,398	1,295
Proceeds from the issuance of notes in connection with Line of Credit	2,350	-
Offering costs for the issuance of common stock / At-the-market offering	(170)	(46)
Proceeds from issuance of senior secured convertible notes and common stock warrants	-	3,500
Proceeds from issuance of Series D preferred stock and warrants, net of fees	-	1,039
Proceeds from issuance of Series F-1 preferred stock	2,328	-
Proceeds from issuance of Series F-2 preferred stock	748	-
Proceeds from issuance of January promissory notes, net of fees paid	1,357	-
Repayment of notes payable	(2,348)	-
Proceeds from the issuance of common stock in connection with equity line of credit, net of offering costs	4,489	-
Net cash provided by financing activities	19,214	6,643

Net increase / decrease in cash	238	(5,309)
Cash — beginning of period	821	6,130
Cash — end of period	1,059	$821
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Series E preferred stock in connection with line of credit	$4,350	$-
Issuance of common stock in connection with equity line of credit	$114	$-
Issuance of Series F preferred stock in connection with exchange of Series D preferred stock	$450	$-
Issuance of common stock in connection with conversion of notes	$2,165	$-
Issuance of common stock in connection with Senior Secured Notes Settlement	$1,160	$-
Issuance of common stock warrants in connection with SLOC	$-	$223
Commitment to issue shares of common stock connection with Demand Notes	$286	$-
Conversion of Senior Secured Notes into Series F preferred stock	$82	$-
Issuance of common stock warrants in connection with consideration payable	$-	$86
Acquisitions of property and equipment included in liabilities	$452	$94
Right-of-use assets obtained in exchange for operating lease liabilities	$1,168	$-
Reduction of right of use asset and operating lease liability due to early lease termination	$853	-
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$14	$7

The accompanying notes are an integral part of these consolidated financial statements.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business Operations

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

On December 20, 2022, the Company incorporated Crown Fiber Optics Corp., a Delaware based entity, to own and operate its acquired business from the acquisition of Amerigen 7 in the January 2023 (See Note 4). Crown Fiber Optics Corp. is a wholly- owned subsidiary of Crown Electrokinetics Corp.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include all adjustments necessary for the fair presentation of its balance sheet, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. Consolidated subsidiaries results are included from the date the subsidiary was formed or acquired. Intercompany investments, balances and transactions have been eliminated in consolidation.

In our consolidated financial statements, we made the following presentation changes in 2023:

●	In our consolidated statements of operations, (i) removed the financial statement line item Gross profit, (ii) excluded depreciation and amortization expenses from the financial statement line item Cost of Revenue (iii) presented depreciation and amortization expenses in separate financial statement line item as Depreciation and amortization.

These presentation changes had no impact on our previously reported results of operations and were deemed immaterial.

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

The number of authorized shares and the par value of the common stock was not adjusted as a result of the Reverse Stock Split. In connection with the Reverse Stock Split, the conversion ratio for the Company’s outstanding convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion to the Reverse Stock Split. All references to common stock and options to purchase common stock share data, per share data and related information contained in the consolidated financial statements have been adjusted to reflect the effect of the Reverse Stock Split.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

Note 2 – Liquidity, Financial Condition, and Going Concern

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $117.0 million and negative working capital of approximately $1.9 million at December 31, 2023, a net loss of approximately $29.0 million, approximately $16.2 million of net cash used in operating activities, and $2.8 million of net cash used in investing activities for the year ended December 31, 2023. The Company expects to continue to incur ongoing administrative and other expenses, including public company expenses.

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

The Company has obtained additional capital through the sale of debt or equity financings or other arrangements to fund operations including through its existing at-the-market offering, $10.0 million Standing Letter of Credit (“SLOC”), $100.0 million line of credit, and $50.0 million equity line of credit; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these consolidated financial statements.

Risks and Uncertainties

The Company is currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine, as well as Israel and Hamas. The Company’s financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Basis of Presentation and Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Accounting estimates and assumptions are inherently uncertain. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but not limited to, valuation of its business combination, estimated fair value of convertible notes, estimated fair value of warrant lability, Series F/F-1/F-2 preferred stock, stock option awards for stock-based compensation and operating lease right-of-use assets and liabilities. In our MD&A, the Company discloses the impact of the estimated fair value of convertible notes and warrant liabilities on our consolidated results of operations, highlighting how changes in these valuations, driven by market conditions and our assumptions, significantly influence our financial performance. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

Concentrations of Credit Risk and Off-balance Sheet Risk

Cash are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash is deposited in accounts at large financial institutions, and amounts may exceed the standard federally insured limits totaling $250,000. The Company has no financial instruments with off-balance sheet risk of loss as of December 31, 2023 and 2022.

Accounts Receivable

The Company’s accounts receivable relate primarily from fiber optics purchase agreements entered with its customers. The Company performs ongoing credit evaluations of the customers’ financial condition and generally does not require collateral. The Company continuously monitors collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon the collectability of the customer accounts. The Company reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. The provision for credit losses was nominal as of December 31, 2023.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Upon retirement or sale, the cost of the assets disposed of and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in other expense–net. Repair and maintenance expenditures, which are not considered improvements and do not extend the useful life of an asset, are expensed as incurred.

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

Impairment of Long-lived Assets and Definite-lived intangibles

The Company reviews long-lived assets (including property and equipment, lease related ROU Assets, and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by first grouping the long-lived assets at the lowest level for which there are identifiable cash flows, and then comparing the carrying value of each asset group to its forecasted undiscounted cash flows. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, an impairment test of the asset group is performed. Impairment is recognized if the carrying amount of the asset group exceeds its fair value. For the year ended December 31, 2023, the company recorded impairment of intangible assets of $0.2 million related to the acquisition of Amerigen 7. There were no impairment charges recorded for any long-lived assets during the year ended December 31, 2022.

Fair Value Measurement

The Company follows the accounting guidance in ASC 820 for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

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

Notes Payable at Fair Value

The Company has elected the fair value option for the recognition of its convertible notes and notes payable, with changes in fair value recognized in the statements of operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes and notes payable are recognized in other income (expense) in the consolidated statements of operations. The Company includes the interest expense as a component of the notes fair value.

Warrants

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the fair value of the instruments at each reporting period. The liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the warrants issued by the Company was estimated using the Black-Scholes model.

SLOC

The Company accounts for its warrants related to the SLOC as stockholders’ equity, and therefore, the warrants are not revalued after issuance. The Company uses the Black-Scholes model to value the warrants at issuance.

On March 23, 2022, the Company entered into an Irrevocable $10 million Standby Letter of Credit (“SLOC”). The SLOC accrues interest at a rate of 12% per annum and matures 2 years from the issuance date of the SLOC. Interest is payable quarterly. In connection with the SLOC, the Company issued a warrant for 200,000 shares of common stock with an exercise price of $2. Additionally, the Company will issue 50,000 shares of its restricted common stock with each cash draw of $1.0 million. Drawdowns are capped at a maximum of $5 million in the first six months. As of December 31, 2023, the balance remaining on the SLOC is approximately $0.1 million of which the company has agreed to a payment plan with the lender to have this paid off within the following year.

Purchase Order Warrants

The Company accounts for its warrants issued in connection with purchase orders in accordance with ASC 606. With respect to the warrant, the Company accounts for it as consideration payable to a customer under ASC 606, as it relates to the future purchases. The Company measured the fair value of the warrant using the Black-Scholes model on the issuance date, with the value being recognized as a prepaid asset in the consolidated balance sheets, up to the recoverable value represented by the value of the contract.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

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

The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the time between the goods or service being transferred to the customer and the customer pays is one year or less.

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

Cost of revenue is based on individual work orders and detailed description of work to be performed. All of the revenue is recognized immediately upon completion of each work order. A 5% retainage is typically withheld by the Customer upon payment of invoices and will be paid to the Company within one year after completion of the contract. The retainage can be utilized by Customer for any claims that may arise after work is completed up through one year after completion.

Revenue is generated by the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation, and was $0.2 million for the year ended December 31, 2023. No revenue was recognized for the year ended December 31, 2022.

Allowance for Current Expected Credit Losses

The Company evaluates its receivables on a collective, i.e., pool, basis if they share similar risk characteristics. The Company evaluates a receivable individually if its risk characteristics are not similar to other receivables. The Company reviews it’s receivables regularly to identify any impairment indicators or changes in expected recoverability of the receivable. At each reporting date, if the Company determines expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized as an allowance expense that increases the receivable asset’s cumulative allowance, which reduces the net carrying value of the receivable. In a subsequent period, if there is an increase in expected future cash flows, or if the actual cash flows are greater than previously expected, the Company will reduce the previously established cumulative allowance. Amounts not expected to be collected are written off against the allowance at the time that such a determination is made. During the year ended December 31, 2023, the Company had no significant receivables that fits any of the criteria as described above.

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The Company has two operating segments and two reportable segments as of December 31, 2023, which includes the film group and fiber optics group. Revenue recognized during the twelve months ended December 31, 2023 relates to the fiber optics group.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

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

Deferred Debt Issuance Costs

The Company accounts for debt issuance costs related to its line of credit and equity line of credit as a deferred asset on the consolidated balance sheets, which is amortized over the life of the line of credit and equity line of credit. Since the Company has elected the fair value option for its convertible notes (see Note 11), upon a draw down, a portion of the deferred asset balance will be amortized and recognized as other income (expense) on the consolidated statements of operations. On the issuance date of the Company’s line of credit, the cost related to issuance of the Series E preferred shares and the warrant to purchase Series E preferred shares was recorded as a deferred asset. On the issuance date of the Company’s equity line of credit, the cost related to issuance of common stock was recorded as a deferred asset.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment annually at the reporting unit level on October 1st of each calendar year. Impairment loss, if any, is recognized based on a comparison of the fair value of the reporting unit to its carrying value, without consideration of any recoverability. In assessing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. If we conclude that goodwill is impaired, an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value. The Company has two reporting units, which consist of the Film Group and Fiber Optics Group, during the fiscal year ended December 31, 2023. The goodwill balance of $0.7 million relates to the Amerigen7 acquisition, which entirely comprises the Fiber Optics Group reporting unit.

As of December 31, 2023, all the acquired assets and assumed liabilities that relate to the original Amerigen7 acquisition have been written off and all the key employees have been terminated. Due to these key qualitative changes to the Fiber Optics Group after the acquisition, the Company has concluded that the goodwill balance associated with the Amerigen7 acquisition is fully impaired as there are no future expected cash flows from the acquired Amerigen7 business. The Company recorded a goodwill impairment charge of $0.7 million as of December 31, 2023.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees based on a graded expense attribution over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

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

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

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

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

Comprehensive Loss

Comprehensive loss is comprised of two components: net income (loss) and other comprehensive income (loss). Other comprehensive (loss) income refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net loss. The Company did not record any transactions within other comprehensive loss in the periods presented and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.

As the Company was in a net loss position for the year ended December 31, 2023 and 2022, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because the effects of potentially dilutive securities are antidilutive.

The following table presents the computation of basic and diluted net loss per common share (in thousands except share and per share amounts):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Numerator
Net loss	$(28,984)	$(14,315)
Deemed dividend on Series D preferred stock	(6)	-
Cumulative dividends on Series A preferred stock	(19)	-
Cumulative dividends on Series B preferred stock	(107)	-
Cumulative dividends on Series C preferred stock	(30)	-
Cumulative dividends on Series D preferred stock	(53)	(55)
Cumulative dividends on Series F preferred stock	(272)	-
Cumulative dividends on Series F-1 preferred stock	(110)	-
Cumulative dividends on Series F-2 preferred stock	(79)	-
Numerator for basic and diluted net loss per share	$(29,660)	$(14,370)

Denominator
Weighted-average common shares outstanding	5,431,201	267,440
Less: weighted-average shares subject to repurchase	(1,942)	(1,938)
Denominator for basic and diluted net loss per share	5,429,259	265,502
Shares used to compute pro forma net loss per share, basic and diluted
Net loss per share:
Basic and diluted	$(5.46)	$(54.12)

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022

Series A preferred stock	3,146	3,146
Series B preferred stock	33,883	33,883
Series C preferred stock	9,346	9,346
Series D preferred stock	-	35,278
Series F preferred stock	501,579	-
Series F-1 preferred stock	72,631	-
Series F-2 preferred stock	124,946	-
Warrants to purchase common stock (excluding penny warrants)	1,715,095	461,066
Warrants to purchase Series E preferred stock	750,000	-
Options to purchase common stock	382,779	159,295
Unvested restricted stock units	33,010	10,483
Commitment shares	200,205	-
	3,826,620	712,497

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

Accounting Pronouncements Recently Adopted

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

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. The amendments in ASU No. 2016-13 introduce an approach based on expected losses to estimated credit losses on certain types of financial instruments, modify the impairment model for available-for-sale debt securities and provide for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. The Company adopted ASU No. 2016-13 and related updates as of January 1, 2023. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s Disclosure Update and Simplification Initiative. ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in SEC Release No. 33-10532: Disclosure Update and Simplification into various topics within the ASC. ASU 2023-06’s amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The Company does not expect the standard to have a material impact on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt annual requirements under ASU 2023-07 on January 1, 2024 and interim requirements under ASU 2023-07 on January 1, 2025. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024 and for entities other than public business entities for fiscal years beginning after December 15, 2025. Early adoption is permitted and should be applied either prospectively or retrospectively. The Company plans to adopt ASU 2023-09 and related updates on January 1, 2026. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

Note 4 – Acquisitions

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

Note 5 – Prepaid and Other Current Assets

Prepaid and other current assets as of December 31, 2023 and 2022 consist of the following:

	December 31, 2023	December 31, 2022
License fees	$158	$300
General liability insurance	26	142
Legal and professional fees	53	-
Prepaid rent	277	-
Hudson warrant *	86	85
Other	128	63
Total	$728	$590

*	Fair value of warrant issued to Hudson Pacific Properties, L.P. (See Note 14)

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

Note 6 – Fair Value Measurements

The Company did not have any assets or liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2022:

	Fair value measured at December 31, 2022
	Total carrying value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Convertible notes	$1,654	-	-	1,654
Warrant liability	$972	-	-	972

For the year ended December 31, 2023, there was a change of approximately $2.6 million in Level 3 liabilities measured at fair value. There was approximately $2.6 million in Level 3 liabilities measured at fair value for the year ended December 31, 2022.

2022 Convertible Notes at Fair Value

The fair value of the 2022 Notes on the issuance dates, and as of December 31, 2023 were estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the common stock price, volatility, and risk-free interest rates. The Company elected the fair value option when recording its 2022 Notes and the 2022 Notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the consolidated financial statements.

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

In June 2023, the Company entered into an exchange agreement and $0.2 million fair value of the 2022 Notes was exchanged for 206 shares of Series F Preferred stock. As of December 31, 2023, there was no outstanding balance related to the 2022 Notes.

Line of Credit

In February 2023, the Company drew down $2.0 million from the line of credit and issued the 2023 Notes of $2.0 million. The 2023 Note had fair value at issuance of $1.9 million and the Company recorded a gain on issuance of approximately $0.1 million, which is included in other income (expense) on the consolidated statement of operations.

In May 2023, the Company drew down $0.4 million from the line of credit and in accordance with the terms of the agreement issued the 2nd 2023 Notes and 3rd 2023 Notes. During July 2023, the Company repaid the outstanding balance of $0.4 million in cash.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

As of December 31, 2023, there was no outstanding balance related to the 2023 Notes.

The following table provides the changes in fair value of the 2022 Notes and warrant liability (in thousands):

	Convertible Notes	Warrant Liability
Balance at December 31, 2022	$1,654	$972
Conversion of 2022 Notes	(516)
Issuance of 2023 Notes in connection with line of credit	2,000
Change in fair value of 2022 Notes in connection with March waiver agreement	368
Senior Secured Notes - reclass to fair value option	1,133
Conversion of 2022 Notes into Series F in connection with exchange agreements	(243)
Conversion of 2022 Notes	(950)
Settlement in connection with line of credit	(1,747)
Issuance of 2nd 2023 Notes and 3rd 2023 Notes	350
Repayment of line of credit, 2nd 2023 Notes and 3rd 2023 Notes	(600)
Settlement in connection with Senior Secured Notes	(1,107)
Warrants issued in connection with Senior Secured Notes		157
Warrants issued in connection with line of credit		5,593
Warrants issued in connection with inducement agreement		760
Warrants issued in connection with February waiver agreement		711
Fair value of warrants exercised		(759)
Loss on extinguishment of warrant liability		504
Warrants Issued in connection with Demand Notes to Series F exchange		140
Warrants Issued in connection with Senior Secured Notes to Series F exchange		50
Warrants Issued in connection with 2022 Notes to Series F exchange		639
Warrants Issued in connection with Series D to Series F exchange		450
Warrants Issued in connection with Series F-1		956
Warrants Issued in connection with Series F-2		285
Change in fair value	(342)	(10,458)
Balance at December 31, 2023	$-	$-

Warrants

2022 Notes

In connection with the 2022 Notes, the Company issued 362,657 warrants to purchase shares of the Company’s common stock. During the year ended December 31, 2023, the Company entered into a warrant inducement and exercise agreement with certain holders. Under the terms of the agreement, the holders exercised 106,764 warrants with a fair value of approximately $0.8 million and the Company issued 106,764 new warrants to purchase shares of its common stock with a fair value of $1.3 million. The Company did not recognize any loss on extinguishment of warrants during the twelve months ended December 31, 2023.

February Waiver Agreement

In connection with the February waiver agreement, the Company issued 96,894 warrants to purchase shares of the Company’s common stock with a fair value of $0.7 million on the issuance date.

As of December 31, 2023, there were 96,894 warrants outstanding with nominal fair value.

Series F Preferred Stock Exchange Agreements

In connection with the Series F preferred stock exchange agreements, the Company issued 592,137 warrants to purchase shares of the Company’s common stock. The Company concluded that the exchange warrants are liability classified with a fair value of $1.3 million as of the issuance date. As of December 31, 2023, the exchange warrants had a nominal fair value.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

Senior Secured Notes

In connection with the issuance of the Senior Secured Notes in January 2023 (See Note 11), the Company issued 41,667 warrants to purchase shares of the Company’s common stock. The Company estimated the aggregate fair value of the warrants on the issuance date to be approximately $0.2 million, and nominal value as of December 31, 2023.

Line of Credit

In February 2023, in connection with the issuance of its line of credit, the Company issued 45,000 warrants to purchase shares of its Series E preferred stock (See Note 11). The Company estimated the aggregate fair value of the warrants on the issuance date to be approximately $5.6 million, and nominal value as of December 31, 2023.

Series F-1 and F-2 Issuances

As part of the Series F-1 and F-2 preferred stock issuances, the Company issued 523,327 warrants to purchase shares of the Company’s common stock. The Company concluded that the Series F-1 and Series F-2 warrants are liability classified with a fair value of $1.2 million as of the issuance date. As of December 31, 2023, the fair value of the Series F-1 and Series F-2 warrants were nominal.

The warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income (expense) on the consolidated statements of operations.

A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants on the issuance dates and as of December 31, 2023 and December 31, 2022 is as follows:

	Series F / F-1 / F-2	2022 Notes	Warrants - Senior Secured Note	Warrants - Series E - Line of Credit	December 31, 2022
Date	12/31/2023	12/31/2023	12/31/2023	12/31/2023	12/31/2022
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected price volatility	55.0%	55.0%	55.0%	55.0%	48.7%
Risk free interest rate	3.89%	3.92%	3.92%	3.92%	4.74%
Expected term (in years)	4.5	4.1	4.0	4.1	0.8

Note 7 – Property & Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,	December 31,
	2023	2022

Equipment	$3,155	$1,457
Computers	56	52
Vehicles	395	-
Furniture and Fixtures	3	-
Construction-in-progress	77	-
Leasehold improvements	362	362
Total	4,048	1,871
Less accumulated depreciation and amortization	(919)	(462)
Property and equipment, net	$3,129	$1,409

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

During the year ended December 31, 2023, depreciation expense was approximately $0.5 million, and the Company recognized a $0.5 million loss on disposal of equipment. For the year ended December 31, 2022, depreciation expense was approximately $0.3 million and the Company recognized a $0.1 million loss on disposal of equipment.

Note 8 – Intangible Assets, Net

Intangible assets, net, consists of the following (in thousands):

	December 31,	December 31,
	2023	2022

Patents	$1,800	$1,800
Research license	375	375
Customer relationships	4	-
Total	2,179	2,175
Less: accumulated amortization	(797)	(577)
Intangible assets, net	$1,382	$1,598

The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of December 31, 2023 (in thousands):

Estimated Amortization Expense

Year ended December 31, 2024	$235
Year ended December 31, 2025	234
Year ended December 31, 2026	197
Year ended December 31, 2027	194
Year ended December 31, 2028	195
Thereafter	327
Total	$1,382

For the year ended December 31, 2023 and 2022, amortization expense was approximately $0.4 million and $0.2 million, respectively.

Note 9 – Deferred Debt Issuance Costs

Deferred debt issuance costs consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Standing letter of credit	$150	$223
Equity line of credit	554	-
Line of credit	$9,943	-
Total	10,647	223
Accumulated amortization	(9,341)	(73)
Deferred debt issuance costs	$1,306	$150

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

SLOC

For the years ended December 31, 2023 and 2022, the Company recognized amortization expense of approximately $0.2 million and $0.1 million, respectively.

Equity line of credit

In July 2023, the Company entered into the equity line of credit (“ELOC”) for the right to sell common stock shares to an investor and recorded deferred debt issuance costs of approximately $0.6 million. For the year ended December 31, 2023, the Company recognized amortization expense of approximately $0.1 million.

Line of Credit

In February 2023, the Company entered into its line of credit and recorded deferred debt issuance costs of approximately $9.9 million. During the year ended December 31, 2023, the Company recognized amortization expense of approximately $8.9 million. During the year ended December 31, 2023, in connection with the $2.4 million drawdown and issuance of the convertible promissory notes, the Company recognized amortization expense of approximately $0.2 million.

Note 10 – Accrued Expenses

As of December 31, 2023 and 2022, the Company’s accrued expenses consisted of the following (in thousands):

	December 31, 2023	December 31, 2022

Payroll and related expenses	$112	-
General liability insurance	-	104
Taxes	51	-
Bonus	1,000	510
Other expenses	27	7
Total	$1,190	$621

Note 11 – Notes Payable

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

In February 2023, the Company entered into waiver agreements with holders of the 2022 Notes which extended the maturity date of the 2022 Notes from October 19, 2023 to April 18, 2024. As consideration for this agreement, the Company issued 96,894 warrants to purchase shares of the Company’s common stock (See Note 6).

In March 2023, the Company entered into the waiver agreements with holders of the 2022 Notes to eliminate the minimum pricing covenant as it relates to Company’s at-the-market facility. As consideration for this agreement, the Company provided the holders with two options to choose from (i) to take an additional five percent original issue discount (“OID”) on their 2022 Note principal or (ii) to be issued shares of common stock with a value equal to the five percent OID, and to issue total shares of 31,724 as converted using the Nasdaq minimum price of $9.42. During the nine months ended September 30, 2023, six of the note holders elected option (i), and the Company increased the respective principal balance of the notes by approximately $0.2 million. The remaining noteholders elected option (ii), and as of December 31, 2023, no shares of common stock have been issued. The Company recorded expense of $0.3 million associated with the commitment to issue shares of the Company’s common stock. There were no new commitment to issue shares of the company’s common stock during the year ended December 31, 2023.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

In May 2023, the Company entered into inducement agreements with the investors to reduce the conversion price of the 2022 Notes in an aggregate principal amount equal to $1.5 million, convertible into 161,603 shares of the Company’s common stock at $9.28 per share. The remaining investors agreed to reduce the conversion price of the 2022 Notes in an aggregate principal amount equal to $1.4 million, convertible into 127,393 shares of the Company’s common stock at $10.93 per share.

The Company elected to account for the 2022 Notes under the fair value option. For the inducement agreements that were entered into as described above, the Company accounted for the change in the terms through the fair value adjustment of $2.7 million, which is included in the change in fair value of notes on the consolidated statements of operations, upon the settlement of $0.2 million principal balance of the 2022 Notes as part of the exchange agreements, and $1.0 million principal balance of the 2022 Notes in June 2023 based on the issuance of 248,981 shares of the Company’s common stock.

Senior Secured Note

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

On July 10, 2023, the Company and the remaining investors entered into a forbearance agreement, which was subsequently amended on July 14, 2023. The forbearance agreement provides that the investor shall forbear the exercise of its rights and remedies due to certain events of defaults under the Senior Secured Notes, including payment, until December 31, 2023, in exchange for a non-refundable and indefeasible payment of $0.1 million in the form of a promissory note due December 31, 2023 (the “December 2023 Note). The December 2023 Note was never executed and the Senior Secured Notes investors fully settled the outstanding balance for a total of 189,602 shares of common stock during July and August 2023. The Company recorded a change in fair value adjustment of $39,000 at settlement of the Senior Secured Notes. As of December 31, 2023, there was no outstanding balance related to the Senior Secured Notes.

2023 Note

In February 2023, upon drawing down on the line of credit, the Company issued a Secured Promissory Note (the “2023 Note”) totaling $2.0 million, which is due and payable 60 days from the issuance date. The 2023 Note is non-interest bearing and secured by the Company’s assets. The 2023 Note is convertible into shares of the Company’s common stock at $30.00 per share.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

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

During July 2023, the Company repaid the outstanding balance of the 2nd 2023 Note and 3rd 2023 Note for cash of $0.4 million. As of December 31, 2023, there was no outstanding balance related to the 2nd 2023 Note and 3rd 2023 Note.

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

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

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

Note 12 – Stockholders’ Equity

Preferred Stock

As of December 31, 2023 and 2022, there were 50,000,000 authorized shares of the Company’s preferred stock, par value $0.0001.

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

As of December 31, 2023 and 2022, 251 shares of Series A preferred stock are outstanding.

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

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

As of December 31, 2023 and 2022, 1,443 shares of Series B preferred stock are outstanding.

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

As of December 31, 2023 and 2022, 500,756 shares of Series C preferred stock are outstanding.

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

In July 2022, the Company issued 1,058 shares of Series D preferred stock for approximately $1.1 million, which was included on the consolidated balance sheet in shares liability as of June 30, 2022, as the proceeds were received by the Company in June 2022, prior to issuance of the shares. As of December 31, 2023, no shares of Series D preferred stock are issued and outstanding.

In connection with the issuance of the 1,058 shares of Series D preferred stock, the Company issued 814,102 equity-classified warrants to purchase shares of the Company’s common stock with an exercise price of $1.30 per share. The proceeds from the Series D preferred stock were allocated between the warrants and the Series D preferred stock based on their relative fair values.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

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

As of December 31, 2023 and December 31, 2022, zero and 1,058 shares of Series D preferred stock were issued and outstanding.

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

As of December 31, 2023, following Series E preferred stock conversions, zero shares of Series E preferred stock are issued and outstanding. There were no shares of Series E preferred stock issued and outstanding as of December 31, 2022.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

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

In July 2023, the Company converted 803 shares of Series F preferred stock for 103,234 shares of common stock. As of December 31, 2023 and 2022, 4,448 and zero shares of Series F preferred stock are issued and outstanding.

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

In July 2023, the Company converted 2,930 shares of Series F-1 preferred stock for 325,737 shares of common stock. As of December 31, 2023 and 2022, 653 and zero shares of Series F-1 preferred stock are issued and outstanding.

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

As of December 31, 2023 and December 31, 2022, 1,153 and zero shares of Series F-2 preferred stock are issued and outstanding.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

Common Stock

Authorized Shares

As of December 31, 2023, there were 800,000,000 shares of the Company’s authorized shares of common stock.

Warrant Exercises

During the year ended December 31, 2023, the Company issued 106,764 shares of its common stock in connection with the exercise of 106,768 warrants, receiving net proceeds of approximately $2.0 million at a weighted-average price of $19.30 per share.

During the year ended December 31, 2023, the Company issued 2,493 shares of its common stock in connection with the exercise of 2,778 penny warrants.

Public Offering

On July 19, 2022, the Company entered into an underwriting agreement relating to the Company’s public offering of its common stock, par value $0.0001 per share. The Company agreed to sell 1,250,000 shares of its common stock to the underwriters, at a purchase price per share of $0.744 (the offering price to the public of $0.80 per share minus the underwriters’ discount), pursuant to the Company’s registration statement on Form S-3 (File No. 333-262122), under the Securities Act of 1933, as amended. The Company has also granted to the underwriters a 30-day option to purchase up to 187,500 additional shares of common stock to cover over-allotments. On July 22, 2022, the Company received net proceeds of $0.9 million, net of underwriter fees and commissions of approximately $0.1 million, and offering costs of $0.1 million.

In connection with the Company’s public offering, the Company issued a warrant to the underwriters to purchase 62,500 shares of its common stock. The warrant may be exercised beginning on the date that is 180 days after July 22, 2022 until July 19, 2027. The exercise price of the warrant is $0.80 per share.

At-the-Market Offering

As of December 31, 2023, the Company has received net proceeds on sales of 19,658,733 shares of common stock under the at-the-market offering of approximately $8.2 million after deducting $0.3 million in commissions and expenses. The weighted-average price of the common stocks were $0.44 per share.

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

On the Closing Date, the Company issued 21,841 shares of common stock to the ELOC Purchase as an initial fee for commitment to purchase the Company’s common stock under the ELOC Purchase Agreement. On the date that is the earlier of (i) 30 calendar days after the Closing Date or (2) October 16, 2023, the Company was to issue additional shares of common stock as the additional commitment shares. The Lender has agreed to extend these terms and for Crown to deliver the additional commitment shares by the end of Q2 2024. Liability for common stock issued was $0.4 million as of the closing date. The liability is subject to remeasurement at each reporting period until issued, and any change in fair value is recognized and included as other income (expense) in the consolidated statement of operations. The change in fair value of liability issued was approximately $0.4 million during the year ended December 31, 2023.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

As of December 31, 2023, the Company received net proceeds on sales of 3,986,991 shares of common stock of approximately $4.5 million, after deducting commissions and expenses, at a weighted average price of $1.19 per share.

Note 13 – Stock-Based Compensation

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

Stock-based compensation:

The Company recognized total expenses for stock-based compensation during the year ended December 31, 2023 and the year ended December 31, 2022, which are included in the accompanying statements of operations, as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2023	2022

Research and development expenses	$178	$508
Selling, general and administrative expenses	536	1,897
Total stock-based compensation	$714	$2,405

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

As of December 31, 2023, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $0.1 million, which the Company expects to recognize over an estimated weighted-average period of 1.2 years.

Restricted stock units:

A summary of the Company’s restricted stock activity during the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	10,483	$138
Granted	1,992,345	$0.25
Vested	(305,924)	$2.34
Unvested at December 31, 2023	1,696,904	$0.38

During the year ended December 31, 2023, the Company granted 1,992,345 restricted stock units (“RSUs”) to employees and members of its board of directors with a fair value of approximately $0.5 million vested over the service period.

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

During the year ended December 31, 2023, the Company recognized stock-based compensation of approximately $0.5 million, related to restricted stock. As of December 31, 2023, unrecognized stock-based compensation totaled approximately $0.3 million, which is expected to be recognized over a weighted-average period of 0.6 years.

Stock Options:

The Company provides stock-based compensation to employees, directors and consultants under both the 2016 and 2020 Plans. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

During the year ended December 31, 2023, the Company granted 225,000 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors, employees and consultants. The options have a fair value of approximately $38,000. The following was used in determining the fair value of stock options granted during the year ended December 31, 2023 and December 31, 2022.

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Dividend yield	0%	0%
Expected price volatility	83.6% - 107.3%	88.8% - 91.7%
Risk free interest rate	4.3% - 4.8%	3.25% - 3.96%
Expected term	5.8 years	5.0 - 7.0 years

A summary of activity under the 2016 and 2020 Plans for the year ended December 31, 2023 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	159,295	$158.40	6.50	$26,188
Granted	225,000	0.23	9.87
Forfeited	(1,516)	196.86	-
Outstanding at December 31, 2023	382,779	65.04	8.10	-
Exercisable at December 31, 2023	156,522	155.36	5.59	-

During the year ended December 31, 2023, the Company recognized stock-based compensation of approximately $0.2 million related to stock options. As of December 31, 2023, unrecognized stock-based compensation totaled approximately $0.1 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Note 14 – Warrants

A summary of the Company’s warrant (excluding penny warrants) activity during the years ended December 31, 2023 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	461,066	$44.88	4.5	$-
Issued	1,405,797	$11.42	4.6
Exercised	(106,768)	$19.20	-
Outstanding and Exercisable at December 31, 2023	1,760,095	$18.96	4.4	$-

Liability Classified Warrants

Senior Secured Note

During the year ended December 31, 2023, the Company issued 41,667 warrants to purchase shares of the Company’s common stock with an exercise price of $19.30 per share. The warrants expire 5 years from the issuance date.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

Line of Credit

During the year ended December 31, 2023, in connection with its line of credit, the Company issued 45,000 Series E warrants to purchase shares of its Series E preferred stock with an exercise price of $0.50 per share (See Note 11). The warrants expire 5 years from the issuance date.

2022 Notes

In connection with the 2022 Notes, the Company issued 362,657 warrants to purchase shares of the Company’s common stock. The warrants have an exercise price of $19.30 per share and expire five years from the issuance date.

During the year ended December 31, 2023, the Company entered into a warrant inducement and exercise agreement with certain holders. Under the terms of the agreement, the holders exercised 106,764 warrants, and the Company issued 106,764 new warrants to purchase shares of its common stock with an exercise price of $19.30 per share. The warrants expire 5 years from the issuance date.

On February 28, 2023, the Company entered into waiver agreements with holders of the 2022 Notes and issued 96,894 warrants to purchase shares of the Company’s common stock with an exercise price of $19.30 per share.

Exchange Warrants, F-1 Warrants, and F-2 Warrants

In connection with the exchange agreement, the Company issued new five-year warrants to purchase an aggregate of 592,137 shares of common stock to the noteholders and the purchasers of the Company’s Series D preferred stock. The Exchange Warrants are exercisable at an exercise price of $8.87 per share of common stock. The holders may exercise the warrants on a cashless basis if the shares of the common stock underlying the warrants are not then registered pursuant to an effective registration statement. The Company concluded that the Exchange Warrants are liability classified.

In connection with the issuance of the Series F-1 preferred stock, the noteholders will receive five-year warrants to purchase an aggregate of 398,379 shares of common stock. The warrants will be exercisable at an exercise price of $8.99 per share of the Company’s common stock. The noteholders may exercise the warrants on a cashless basis if the shares of the common stock underlying the warrants are not then registered pursuant to an effective registration statement.

In connection with the issuance of the Series F-2 preferred stock, the noteholders will receive five-year warrants to purchase an aggregate of 124,948 shares of common stock. The F-2 warrants will be exercisable at an exercise price of $9.23 per share of common stock. The noteholders may exercise the F-2 warrants on a cashless basis if the shares of the common stock underlying the F-2 warrants are not then registered pursuant to an effective registration statement.

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

Because Hudson is a customer, the Company accounts for the PO’s and warrants under ASC 606. As the performance obligations have not yet been satisfied, the Company has not recognized any revenue in connection with Hudson during the year ended December 31, 2023.

The Company measured the fair value of the warrant using the Black-Scholes valuation model on the issuance date, with the value being recognized as a prepaid asset up to the recoverable value represented by the value of the contract.

The fair value of the warrant on the issuance date totaled $0.2 million, and as of December 31, 2023, the Company recorded a prepaid asset of $0.1 million, representing the recoverable value from the PO’s, which is included in prepaid and other current assets on the consolidated balance sheet.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

SLOC

In connection with the SLOC, on March 17, 2022 the Company issued a warrant for 3,333 shares of common stock with an exercise price of $120.00, and a total fair value of approximately $0.2 million. This amount is included in the accompanying consolidated balance sheet as deferred debt issuance costs (See Note 9).

Note 15 – Income Taxes

For the years ended December 31, 2023 and December 31, 2022, the Company did not record a provision for income taxes due to the recognition of a full valuation allowance.

The Company recognizes federal, and state deferred tax assets or liabilities based on the Company’s estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2023, as a result of a three-year cumulative loss and lack of sufficient positive evidence, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized. During the year ended December 31, 2023, the valuation allowance increased by $6.4 million, primarily due to the increase in net operating loss carryforwards.

At December 31, 2023 and December 31, 2022, the tax effects of the temporary differences and carryovers that give rise to deferred tax assets consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Net operating loss carryforwards	$14,539	$8,438
Equity based compensation	729	923
Amortization	227	25
Lease liability	392	409
Capitalized research costs	968	707
Accruals and other temporary differences	168	78
Gross Deferred Tax Assets	17,023	10,580
Depreciation	(105)	(46)
Right of use asset	(386)	(388)
Accruals and other temporary differences	-	-
Less Valuation Allowance	(16,532)	(10,146)
Net Deferred Taxes	$-	$-

As of December 31, 2023, the Company has net operating loss carryforwards of approximately $58.9 million and $44.3 million available to reduce future taxable income, if any, for Federal and State income tax purposes, respectively. Approximately $26 thousand of Federal net operating losses can be carried forward to future years and expire in 2037. The Federal net operating loss generated during the years ended after December 31, 2017, of approximately $58.8 million can be carried forward indefinitely but is limited to offsetting only 80% of taxable income each year.

The utilization of our net operating loss carryforwards and research tax credit carryovers could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions, due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not conducted an analysis of an ownership change under section 382. To the extent that a study is completed, and an ownership change is deemed to occur, the Company’s net operating losses and tax credits could be limited.

A reconciliation of the statutory income tax rates and the Company’s effective tax rate for the years ended December 31, 2023 and December 31, 2022 are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
Tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	1.7%	0.1%
Permanent items	(0.9)%	(0.2)%
Stock-based compensation	-%	(4.0)%
Change in fair value of warrant liability	-%	1.5%
Deferred tax true-up / return to provision	0.3%	(4.6)%
Tax reform rate change	-%	-%
Increase (decrease) in valuation allowance	(22.0)%	(13.8)%
Income taxes provision (benefit)	-%	-%

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

On December 31, 2023, and December 31, 2022, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, and December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

The Company’s tax years from 2020 remain open for examination by the Federal and state taxing authorities. In addition, to the extent that the Company’s tax attributes are utilized in future years to offset income or income taxes, those years which generated the tax attributes are open since the Company’s inception. The Company is not aware of any examinations that are currently taking place by taxing authorities.

Note 16 – Commitments and Contingencies

Leases Under Crown Electrokinetics Division

Oregon State University

Since March 8, 2016, the Company has entered into a lease agreement with Oregon State University, to lease 1,700 square feet of office and laboratory space located at HP Campus Building 11, 1110 NE Circle Blvd, Corvallis, Oregon. On January 20, 2023, the Company entered into the ninth amendment which reduces the amount of cubicle space from 768 square feet to 288 square feet. Effective January 20, 2023 the quarterly operating expense will be $41,323 covering all utility and facility tooling costs. The sublease expires June 30, 2025.

Hudson 11601 Wilshire, LLC

Since March 4, 2021, the Company has entered into a lease agreement with Hudson 11601 Wilshire, LLC, to lease 3,500 square feet of office space located in Los Angeles, California. The lease term is 39 months and expires on June 30, 2024.

HP Inc.

Since May 4, 2021, the Company has entered into a lease agreement with HP Inc., to lease 3,694 square feet of office and laboratory space at HP Campus Building 10, located at 1110 NE Circle Blvd, Corvallis, Oregon. On January 26, 2022, the Company amended the lease commencement date to January 26, 2022. The lease term is 60 months and expires on January 31, 2027. The Company may extend for one additional 60 months period, which is not reasonably certain of being exercised.

Pacific N.W. Properties, LLC

Since October 5, 2021, the Company has entered into a lease agreement with Pacific N.W. Properties, LLC to lease 26,963 square feet of warehouse, manufacturing, production, and office space located in Salem Oregon. The lease commencement date is December 9, 2021 and expires on February 28, 2027.

During the second quarter of 2023, the Company determined that it no longer desired to occupy the premises. The Company and the Lessor entered into the Lease Termination Agreement on April 7, 2023.

The Lease Termination Agreement set forth a termination fee of $0.1 million as well as required the forfeiture of the security deposit of $0.2 million from the original lease agreement. The Company was required to vacate by April 30, 2023 as well as cover all utilities through that day. In the second quarter of 2023, the Company recorded a gain of $0.1 million for the difference between lease liability and right-of-use asset, loss of $0.1 million in payment of termination penalty, and a loss of $0.2 million of the original security deposit related to the termination agreement.

Leases Under Crown Fiber Optics Division

Burnham 182, LLC

On October 16, 2023, the Company entered into a lease agreement with Burnham 182, LLC, to lease 40,524 square feet of vacant land, including a 1,225 square foot Quonset hut and mobile office, located in Mesa, Arizona. This lease provides yard space with which to store equipment for the Fiber business in Phoenix. The lease term is 36 months and expires on October 31, 2026. The monthly lease expense is as follows:

●	Months 1-12	-	$9,321

●	Months 13-24	-	$9,726

●	Months 25-36	-	$10,131

The Company paid a security deposit totaling $31,450 at lease inception date.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

NFS Leasing, Inc.

On October 31, 2023, we entered into a lease agreement with NFS Leasing, Inc. to lease certain equipment. The equipment will be physically located at a property which is owned and operated by Burnham 182, LLC located in Mesa, AZ. The lease term is 48 months, and the lease commencement date is November 30, 2023. The monthly lease expense is $23,060. We will pay a security deposit totaling $23,060. We have the option to purchase the equipment at fair market value, not to exceed 25% of the total sale price or extend the monthly payments on a month-to-month basis or for a fixed term at a mutually agreed to price and term, upon the expiration of the lease.

The components of consolidated lease expense were as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating leases:
Operating lease cost	$580	$760
Variable lease cost	100	50
Operating lease expense	$680	$810

Supplemental cash flow information related to the leases were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating cash flows - operating leases	$686	$719
Right-of-use assets obtained in exchange for operating lease liabilities	$1,168	$2,336
Weighted-average remaining lease term – operating leases (in years)	2.8	3.3
Weighted-average discount rate – operating leases	12.0%	12.0%

As of December 31, 2023, future minimum payments are as follows (in thousands):

Operating Leases
Year ended December 31, 2024	$655
Year ended December 31, 2025	578
Year ended December 31, 2026	478
Year ended December 31, 2027	240
Year ended December 31, 2028, and thereafter	-
Total	1,951
Less present value discount	(224)
Operating lease liabilities	$1,727

During the year ended December 31, 2023 and 2022, the Company recognized rent expense of approximately $0.7 million and $0.8 million, respectively.

As of December 31, 2023, the Company had operating lease liabilities of approximately $1.7 million and right-of-use assets of approximately $1.7 million, which are included in the consolidated balance sheet.

Note 17 – Segment Reporting

Crown Electrokinetics Corp. operates in two segments: the Electrokinetic Film Technology division and the Fiber Optics division.

Electrokinetic Film Technology Division: This division focuses on developing and selling optical switching films that can be embedded between sheets of glass or applied to the surface of glass or other rigid substrates like acrylic, to electronically control opacity. The technology, initially developed by Hewlett-Packard, enables a transition between clear and dark states in seconds. It is aimed at various applications including commercial buildings, automotive sunroofs, and residential windows. Crown partners with leading glass and film manufacturers for the mass production and distribution of its DynamicTint product. This segment also includes Smart Window Inserts, designed for retrofitting in commercial and residential settings, offering dynamic tinting along with additional insulation and soundproofing.

Fiber Optics Division: Crown’s involvement in fiber optics is relatively recent, marked by the acquisition of Amerigen 7 LLC’s assets, which was focused on the construction of 5G fiber optics infrastructure. Under the Crown Fiber Optics Corp. subsidiary, the company provides contracting services to the fiber optics and telecommunications infrastructure industry. Services range from program management and engineering to the construction of aerial and underground fiber networks. This division aims to capitalize on the demand for enhanced telecommunications bandwidth, with efforts to expand through selective market share increase, potential acquisitions, and leveraging new equipment like micro trenchers to gain a strategic advantage.

CROWN ELECTROKINETICS CORP.

Notes to Consolidated Financial Statements

Our CODM does not evaluate operating segments using asset or liability information.

The following table presents a comparative summary of the Company’s revenues and gross profit (loss) by reportable segment for the periods presented (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Segment Revenue
Film	$-	$-
Fiber Optics(a)	153	-
Total Revenue	153	-

(a)	The fiber optics segment commenced operations in 2023, and as such segment information did not exist as of December 31, 2022.

Operations by reportable segment for the year ended December 31, 2023, are as follows (in thousands):

	Year ended December 31, 2023
	Film	Fiber Optics	Corporate and Other(a)	Total
Total Revenue	$-	$153	$-	$153
Cost of revenue, excluding depreciation and amortization	-	(886)	-	(886)
Gross profit (loss)	-	(733)	-	(733)

Depreciation and amortization	(377)	(356)	-	(733)
Research and development	(2,231)	-	-	(2,231)
Selling, general and administrative	-	(4,066)	(10,896)	(14,962)
Goodwill impairment charge	-	(649)	-	(649)
Loss from operations	(2,608)	(5,804)	(10,896)	(19,308)

Other income (expense):
Interest expense	-	(14)	(9,403)	(9,417)
Loss on extinguishment of warrant liability	-	-	(504)	(504)
Loss on extinguishment of debt	-	-	(2,345)	(2,345)
Gain on issuance of convertible notes	-	-	64	64
Change in fair value of warrants	-	-	10,458	10,458
Change in fair value of notes	-	-	(7,040)	(7,040)
Change in fair value of derivative liability	-	-	401	401
Other expense	-	-	(1,293)	(1,293)
Total other income (expense)	-	(14)	(9,662)	(9,676)

Loss before income taxes	$(2,608)	$(5,818)	$(20,558)	$(28,984)

(a)	The Corporate and Other are expenses that are not currently allocated between our film and fiber divisions.

The following table presents long-lived assets by segment (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Film Segment	$4,372	$5,000
Fiber Optics Segment	$3,146	$-
Other assets(a)	$139	$180

(a)	“Other assets” primarily includes security deposits made with respect to the Company’s lease agreements.

Note 18 – Subsequent Events

In the first quarter of 2024, as part of its strategy to improve liquidity and support continuous operations, the Company drew upon its equity line of credit (ELOC) agreement to issue and sell shares. Through this action, the Company issued 18,676,377 shares of common stock, resulting in gross proceeds of approximately $1.4 million. After accounting for commissions and expenses totaling $0.1 million, the net proceeds from these transactions amounted to approximately $1.3 million. These shares were issued at a weighted average price of $0.09 per share.