Form 10-Q
period 2024-03-31
Crown Electrokinetics Corp.
filed 2024-05-20
CIK 1761696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
The number of shares of common stock, $0.0001 par value per share, outstanding as of May 15, 2024 was 281,930,398.

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
ii

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements.
CROWN ELECTROKINETICS CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$290	$1,059
Prepaid and other current assets	813	728
Accounts receivable, net	776	83
Note receivable	576	—
Total current assets	2,455	1,870
Property and equipment, net	3,036	3,129
Intangible assets, net	1,326	1,382
Right-of-use assets	1,533	1,701
Deferred debt issuance costs	362	1,306
Other assets	165	139
TOTAL ASSETS	$8,877	$9,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,297	$1,500
Accrued expenses	962	1,190
Lease liabilities - current portion	606	655
Warrant liability	23	—
Notes payable - Current	93	429
Deferred revenue	1,260	—
Warranty customer liability	20	2
Total current liabilities	5,261	3,776
Notes payable - non-current	328	—
Lease liabilities - non-current portion	950	1,072
Warranty customer liability long term	20	2
Total liabilities	6,559	4,850

Commitments and Contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	-	-
Series A preferred stock, par value $0.0001; 300 shares authorized, 251 shares outstanding as of March 31, 2024 and December 31, 2023; liquidation preference $266 as of March 31, 2024 and $261 as of December 31, 2023	-	-
Series B preferred stock, par value $0.0001; 1,500 shares authorized, 1,443 shares outstanding as of March 31, 2024 and December 31, 2023; liquidation preference $1,530 as of March 31, 2024 and $1,501 as of December 31, 2023	-	-
Series C preferred stock, par value $0.0001; 600,000 shares authorized, 500,756 shares outstanding as of March 31, 2024 and December 31, 2023; liquidation preference $541 as of March 31, 2024 and $531 as of December 31, 2023	-	-
Series D preferred stock, par value $0.0001; $7,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023; liquidation preference zero as of March 31, 2024 and December 31, 2023	-	-
Series E preferred stock, par value $0.0001; 77,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023.	-	-
Series F preferred stock, par value $0.0001; 9,073 shares authorized, 4,448 shares outstanding as of March 31, 2024 and 4,448 shares outstanding as of December 31, 2023; liquidation preference $4,931 as of March 31, 2024 and $4,753 as of December 31, 2023.	-	-
Series F-1 preferred stock, par value $0.0001; 9,052 shares authorized, 653 shares outstanding as of March 31, 2024 and 653 shares outstanding as of December 31, 2023; liquidation preference $722 as of March 31, 2024 and $696 as of December 31, 2023.	-	-
Series F-2 preferred stock, par value $0.0001; 9,052 shares authorized, 1,153 shares outstanding as of March 31, 2024 and 1,153 shares outstanding as of December 31, 2023; liquidation preference $1,267 as of March 31, 2024 and $1,371 as of December 31, 2023.	-	-
Common stock, par value $0.0001; 800,000,000 shares authorized; 51,702,229 and 25,744,158 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	10	7
Additional paid-in capital	123,915	121,665
Accumulated deficit	(121,607)	(116,995)
Total stockholders’ equity	2,318	4,677
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,877	$9,527
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$682	$22

Cost of revenue, excluding depreciation and amortization	(1,636)	(31)
Depreciation and amortization	(212)	(182)
Research and development	(756)	(541)
General and administrative	(1,783)	(3,394)
Loss from operations	(3,705)	(4,126)

Other income (expense):
Interest expense	(860)	(2,017)
Loss on extinguishment of warrant liability	-	(504)
Gain on issuance of convertible notes	-	64
Change in fair value of warrants	(23)	5,606
Change in fair value of notes	-	(117)
Other expense	(24)	(1,206)
Total other income (expense)	(907)	1,826

Loss before income taxes	(4,612)	(2,300)

Income tax expense	-	-

Net loss	(4,612)	(2,300)
Deemed dividend on Series D preferred stock	-	(6)
Cumulative dividends on Series A preferred stock	(5)	(4)
Cumulative dividends on Series B preferred stock	(29)	(20)
Cumulative dividends on Series C preferred stock	(10)	-
Cumulative dividends on Series D preferred stock	-	(86)
Cumulative dividends on Series F preferred stock	(178)	-
Cumulative dividends on Series F-1 preferred stock	(26)	-
Cumulative dividends on Series F-2 preferred stock	(35)
Net loss attributable to common stockholders	$(4,895)	$(2,416)

Net loss per share attributable to common stockholders	$(0.13)	$(4.88)

Weighted average shares outstanding, basic and diluted:	36,675,540	494,918
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F-1 Preferred Stock		Series F-2 Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Balance as of December 31, 2023	251	$-	1,443	$-	500,756	$-	0	$-	-	$-	4,448	$-	653	$-	1,153	$-	25,744,158	$7	$121,665	$(116,995)	$4,677
Issuance of common stock in connection with equity line of credit	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	21,133,689	3	1,388	-	1,391
Issuance of common stock/at-the-market offering, net of offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,824,382	-	588	-	588
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-			274	-	274
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,612)	(4,612)
Balance as of March 31, 2024 (unaudited)	251	$-	1,443	$-	500,756	$-	-	$-	-	$-	4,448	$-	653	$-	1,153	$-	51,702,229	$10	$123,915	$(121,607)	$2,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(Unaudited)
(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Balance as of December 31, 2022	251	$-	1,443	$-	500,756	$-	1,058	$-	-	$-	338,033	$2	$88,533	$(88,005)	$530
Exercise of common stock warrants	-	-	-	-	-	-	-	-	-	-	109,257	1	2,061	-	2,062
Issuance of common stock in connection with conversion of notes	-	-	-	-	-	-	-	-	-	-	31,466		516	-	516
Commitment to issue shares of common stock in connection with March waiver agreement	-	-	-	-	-	-	-	-	-	-	-	-	298	-	298
Deemed dividend for repricing of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	6	(6)	-
Issuance of common stock/at-the-market offering, net of offering costs	-	-	-	-	-	-	-	-	-	-	211,667	1	2,106	-	2,107
Issuance of Series E preferred stock in connection with LOC	-	-	-	-	-	-	-	-	5,000				4,350		4,350
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	38,335	-	181	-	181
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,300)	(2,300)
Balance as of March 31, 2023 (Unaudited)	251	$-	1,443	$-	500,756	$-	1,058	$-	5,000	$-	728,758	$4	$98,051	$(90,311)	$7,744
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,612)	$(2,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	274	181
Depreciation and amortization	212	182
Loss on extinguishment of warrant liability	-	504
Change in fair value of warrant liability	23	(5,606)
Gain on issuance of convertible note	-	(64)
Amortization of debt discount	-	374
Change in fair value of notes	-	117
Amortization of deferred debt issuance costs	944	1,635
Amortization of right-of-use assets	168	133
Other expenses	-	1,206
Changes in operating assets and liabilities:
Prepaid and other assets	(111)	(161)
Accounts receivable	(693)	—
Note receivables	(576)	—
Deferred revenue	1,260	—
Accounts payable	797	125
Accrued expenses	(228)	(920)
Lease liabilities	(171)	(134)
Warranty customer liability	36	—
Net cash used in operating activities	(2,677)	(4,728)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Amerigen 7	-	(645)
Purchase of equipment	(63)	(435)
Net cash used in investing activities	(63)	(1,080)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	-	2,062
Proceeds from the issuance of common stock and warrants, net of fees	-	-
Proceeds from the issuance of common stock / at-the-market offering, net of offering costs	588	2,107
Proceeds from issuance of notes in connection with Line of Credit	-	2,000
Proceeds from issuance of January promissory notes, net of fees paid	-	970
Repayment of notes payable	(8)	(14)
Proceeds from the issuance of common stock in connection with equity line of credit, net of offering costs	1,391	-
Net cash provided by financing activities	1,971	7,125

Net increase / decrease in cash	(769)	1,317
Cash — beginning of period	1,059	821
Cash — end of period	$290	$2,138
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Series E preferred stock in connection with line of credit	$-	$4,350
Issuance of common stock in connection with conversion of notes	$-	$516
Commitment to issue shares of common stock in connection with March Waiver agreement	$-	$298
Deemed dividend for repricing of series D preferred stock	$-	$6
Unpaid equipment included in accounts payable	$-	$156
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$8
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
Liquidity and Going Concern
The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $121.6 million and cash of approximately $0.3 million as of March 31, 2024, a net loss of approximately $4.6 million, and approximately $2.7 million of net cash used in operating activities for the three months ended March 31, 2024.
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
The Company has obtained additional capital through the sale of debt or equity financings or other arrangements to fund operations including through its existing at-the-market offering, and $50.0 million equity line of credit; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the

Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these condensed consolidated financial statements.
Note 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.
The condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations, stockholders’ equity for the three months ended March 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three month periods are also unaudited. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. Accounting estimates and assumptions are inherently uncertain. Management bases its estimates and assumptions on current facts, historical experience and various other factors believed to be reasonable under the circumstances. Actual results could differ materially and adversely from these estimates. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but not limited to, valuation of its business combination, estimated fair value of convertible notes, estimated fair value of warrant liability, Series F/F-1/F-2 preferred stock, stock option awards for stock-based compensation and operating lease right-of-use assets and liabilities.
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
Summary of Significant Accounting Policies
Reference is made to Note 3 Basis of Presentation and Significant Accounting Policies in our 2023 Form 10-K filed on April 1, 2024 for a detailed description of significant accounting policies. There have been no significant changes to our accounting policies as disclosed in our 2023 Form 10-K.

Revenue Recognition
The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process:
•Step 1: Identify the contract with the customer
•Step 2: Identify the performance obligations in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligations in the contract
•Step 5: Recognize revenue when the company satisfies a performance obligation
The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the time between the goods or service being transferred to the customer and the customer pays is one year or less,
The Company generates revenue from providing fiber splicing services as required based on short-term work orders assigned by customers. The Company is required to complete the description of work described in the work order and test the service provided prior to any recognition of revenue and invoicing. The short-term work orders are generally completed within two weeks. The Company is required to adhere to the rules and regulations that are outlined in the Agreement between the Company and the Customer.
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
Revenue recognized during the three months ended March 31, 2024 was generated by the Company’s wholly-owned subsidiary, Crown Fiber Optics Corporation, and was $0.7 million. During the three months ended March 31, 2023, revenue generated was approximately $22,000.
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The Company has two operating segments and two reportable segments as of March 31, 2024, which includes film group and fiber optics group. Revenue recognized during the three months ended March 31, 2024 relates to the fiber optics group.
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

Deferred Debt Issuance Costs
The Company accounts for debt issuance costs related to its line of credit and equity line of credit as a deferred asset on the condensed consolidated balance sheets, which is amortized over the life of the line of credit and equity line of credit. Since the Company has elected the fair value option for its convertible notes (see Note 10), upon a draw down, a portion of the deferred asset balance will be amortized and recognized as other income (expense) on the condensed consolidated statements of operations. On the issuance date of the Company’s line of credit, the cost related to issuance of the Series E preferred shares and the warrant to purchase Series E preferred shares was recorded as a deferred asset. On the issuance date of the Company’s equity line of credit, the cost related to issuance of common stock was recorded as a deferred asset.
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
As of March 31, 2024, since no loan amounts were drawn down, the SLOC warrant is recorded as a deferred asset on the condensed consolidated balance sheets at fair value and will be amortized over the life of the SLOC. Upon a draw down, the remaining balance of the deferred asset would be reclassified to debt discount and amortized under the effective interest method over the one-year term of the loan.
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

Because Hudson is a customer, the Company accounts for the PO’s and warrants under ASC 606. As the performance obligations have not yet been satisfied, the Company has not recognized any revenue in connection with Hudson during the year ended March 31, 2024.

The Company measured the fair value of the warrant using the Black-Scholes valuation model on the issuance date, with the value being recognized as a prepaid asset up to the recoverable value represented by the value of the contract.
The fair value of the warrant on the issuance date totaled $0.2 million, and as of March 31, 2024, the Company recorded a prepaid asset of $0.1 million, representing the recoverable value from the PO’s, which is included in prepaid and other current assets on the consolidated balance sheet.
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

As the Company was in a net loss position for the three months ended March 31, 2024 and 2023, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because the effects of potentially dilutive securities are antidilutive.
Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2024 and 2023 are as follows:

	March 31,
	2024	2023

Series A preferred stock	3,146	190,994
Series B preferred stock	33,883	2,047,359
Series C preferred stock	9,346	560,757
Series D preferred stock	-	2,289,247
Series E preferred stock	-	5,000,000
Convertible notes	-	216,530
Series F preferred stock	501,579	-
Series F-1 preferred stock	72,631	-
Series F-2 preferred stock	124,946	-
Warrants to purchase common stock (excluding penny warrants)	2,470,078	599,576
Warrants to purchase Series E preferred stock	750,000	750,000
Options to purchase common stock	632,779	157,058
Unvested restricted stock units	1,124,527	8,299
Commitment shares	212,890	31,724
Total	5,935,805	11,851,544

Warranty Customer Liability

The Company provides warranties depending on the terms of the arrangement with the customer. This warranty covers defects in materials and workmanship under normal use and conditions. It is applicable to projects completed by Crown's fiber optics segment, which includes services provided by Crown Fiber Optics Corporation, a wholly-owned subsidiary of Crown. The standard warranty period ranges for up to two years from the project completion date. The Company accrues for warranty costs as part of the cost of revenues at the time the revenue is recognized based on historical experience and any current known trends that might affect future costs. Total warranty expense recognized during the period ended March 31, 2024 and 2023 was $36,000 and $nil, respectively.

Retainage

The Company’s customers have a contractual right to withhold payment of a retainage amount, typically 5%. The retainage can be utilized by customers for any claims that may arise after work is completed through one year after project completion. The retainage amount is recorded as an accounts receivable in the balance sheet and is expected to be collected upon the project's completion and acceptance by the customer. As of March 31, 2024 and December 31, 2023, the Company has recorded a retainage receivable of $0.1 million and zero, respectively, which is included in the accounts receivable balance in the condensed consolidated balance sheet

Note 3 – Acquisitions
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

During the year ended December 31, 2023, all the acquired assets and assumed liabilities that relate to the original Amerigen7 acquisition were written off and all the key employees terminated. Due to these key qualitative changes to the Fiber Optics Group after the acquisition, the Company concluded that the goodwill balance associated with the Amerigen7 acquisition was fully impaired as there were no future expected cash flows from the acquired Amerigen7 business. The Company has no goodwill balance as of March 31, 2024.
Note 4 – Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023

License fees	$114	$158
Professional fees	142	53
General liability insurance	60	26
Hudson warrant *	86	86
Prepaid rent	60	277
Other	351	128
Total	$813	$728
*Fair value of warrant issued to Hudson Pacific Properties, L.P. (See Note 14)

Note 5 – Property & Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	March 31, 2024	December 31, 2023

Equipment	$3,280	$3,155
Leasehold improvements	362	362
Vehicles	410	395
Computers	56	56
Furniture and Fixtures	3	3
Construction-in-progress	-	77
Total	4,111	4,048
Less: accumulated depreciation	(1,075)	(919)
Property and equipment, net	$3,036	$3,129
Depreciation expense for the three months ended March 31, 2024 and 2023 was $0.1 million and $0.1 million, respectively.
Note 6 – Intangible Assets, Net
Intangible assets, net, consists of the following (in thousands):

	March 31, 2024	December 31, 2023

Patents	$1,800	$1,800
Research license	375	375
Customer relationships	4	4
Total	2,179	2,179
Less: accumulated amortization	(853)	(797)
Intangible assets, net	$1,326	$1,382
The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of March 31, 2024 (in thousands):

Estimated Amortization Expense

Nine months ended December 31, 2024	$179
Year ended December 31, 2025	234
Year ended December 31, 2026	197
Year ended December 31, 2027	194
Year ended December 31, 2028	195
Thereafter	327
Total	$1,326
For the three months ended March 31, 2024 and 2023, amortization expense was approximately $0.1 million and $0.1 million, respectively.

Note 7 – Deferred Debt Issuance Costs
Deferred debt issuance costs consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Standing letter of credit	$150	$150
Equity letter of credit	554	554
Line of credit	$9,943	9,943
Total	10,647	10,647
Accumulated amortization	(10,285)	(9,341)
Deferred debt issuance costs	$362	$1,306
SLOC
For the three months ended March 31, 2024 and 2023, the Company recognized amortization expense of approximately $0.8 million and $41,000, respectively.
Equity line of credit
In July 2023, the Company entered into the equity line of credit (“ELOC”) for the right to sell common stock shares to an investor and recorded deferred debt issuance costs of approximately $0.6 million. For the three months ended March 31, 2024, the Company recognized amortization expense of approximately $0.1 million.
Line of Credit
During the three months ended March 31, 2024, in connection with the $2.4 million draw down and issuance of the convertible promissory notes, the Company recognized amortization expense of approximately $0.9 million. During the three months ended March 31, 2023, the Company recognized amortization expense of approximately $1.8 million.
Note 8 – Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023

Payroll and related expenses	$118	$112
Bonus	700	1,000
Taxes	96	51
Other expenses	48	27
Total	$962	$1,190
Note 9 - Contracts with Customers and Revenue Concentration

Concentration of Credit Risk and Accounts Receivable

Crown Electrokinetics Corp. assesses and monitors the creditworthiness of its customers continually and maintains an allowance for estimated credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. As of March 31, 2024, the Company had accounts receivable of $776,000, net of an allowance for doubtful accounts, compared to $83,000 as of December 31, 2023. The significant increase in receivables is primarily due to increased activity in fiber splicing services and extended payment terms offered to certain customers.

No single customer accounted for 10% or more of the net accounts receivable balance as of March 31, 2024, and no significant concentrations of credit risk were noted.

Deferred Revenue and Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2024, Crown Electrokinetics Corp. has recorded deferred revenue totaling $1.3 million. This amount represents the advance payments received under the Fixed Price Construction Agreement with Vista Serena, S. de R.L. de C.V., dated March 1, 2024. The contract stipulates the construction of two slant wells at Santa Maria Bay, with Crown Fiber Optics Corp. serving as the contractor.

The total contract price is $3.6 million, of which an advance payment of $1.3 million collected as of March 31, 2024. The revenue associated with this project is expected to be recognized as Crown Fiber Optics Corp. fulfills its performance obligations under the contract, specifically as construction milestones are completed in accordance with the agreed project schedule.

Approximately $2.3 million of the contract price is anticipated to be recognized within the next 12 months as construction progresses. This projection includes considerations for potential adjustments such as material changes or force majeure events that could alter the timing of revenue recognition. The remaining balance will be recognized as the final stages of the project are completed, with the entire project expected to be finalized by the date specified in the project schedule, unless modifications are necessitated by unforeseen circumstances as outlined in the agreement. Revenue is expected to be recognized based on the costs incurred relative to the total estimated costs at completion, following the percentage of completion method.

Note 10 – Notes Payable
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
In February 2023, the Company entered into waiver agreements with holders of the 2022 Notes which extended the maturity date of the 2022 Notes from October 19, 2023 to April 18, 2024. As consideration for this agreement, the Company issued 96,890 warrants to purchase shares of the Company’s common stock (See Note 11).
In March 2023, the Company entered into the waiver agreements with holders of the 2022 Notes to eliminate the minimum pricing covenant as it relates to Company’s at-the-market facility. As consideration for this agreement, the Company provided the holders with two options to choose from (i) to take an additional five percent original issue discount (“OID”) on their 2022 Note principal or (ii) to be issued shares of common stock with a value equal to the five percent OID, and to issue total shares of 31,724 as converted using the Nasdaq minimum price of $9.42. During 2023, six of the note holders elected option (i), and the Company increased the respective principal balance of the notes by approximately $0.2 million. The remaining noteholders elected option (ii), and as of March 31, 2024, no shares of common stock have been issued. The Company recorded expense of $0.3 million associated with the commitment to issue shares of the Company’s common stock.
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
The Company elected to account for the 2022 Notes under the fair value option. For the inducement agreements that were entered into as described above, the Company accounted for the change in the terms through the fair value adjustment of $2.7 million, which is included in the change in fair value of notes on the condensed consolidated statements of operations, upon the settlement of $0.2 million principal balance of the 2022 Notes as part of the exchange agreements, and $1.0 million principal balance of the 2022 Notes in June 2023 based on the issuance of 248,981 shares of the Company’s common stock. As of March 31, 2024, there was no outstanding balance related to the 2022 Notes.

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
On July 10, 2023, the Company and the remaining investors entered into a forbearance agreement, which was subsequently amended on July 14, 2023. The forbearance agreement provides that the investor shall forbear the exercise of its rights and remedies due to certain events of defaults under the Senior Secured Notes, including payment, until December 31, 2024, in exchange for a non-refundable and indefeasible payment of $0.1 million in the form of a promissory note due December 31, 2024 (the “December 2024 Note). The December 2024 Note was never executed and the Senior Secured Notes investors fully settled the outstanding balance for a total of 189,602 shares of common stock during July and August 2023. The Company recorded a change in fair value adjustment of $0.04 million at settlement of the Senior Secured Notes. As of March 31, 2024, there was no outstanding balance related to the Senior Secured Notes.
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
During July 2023, the Company repaid the outstanding balance of the 2nd 2023 Note and 3rd 2023 Note for cash of $0.4 million. As of March 31, 2024, there was no outstanding balance related to the 1st 2023 Note, 2nd 2023 Note and 3rd 2023 Note.
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
On July 25, 2023, the Company entered into the Demand Secured Promissory Note Agreement (“Q3 Demand Notes”) with two investors for a purchase price of $20,000 each and with an original issue discount of $12,000. Upon settlement, the Company is obligated to pay a total of $0.1 million in principal for the issuance of both notes. The Q3 Demand Notes are due and payable at any time upon demand by the holder after the earlier of (i) the consummation of the Company’s first securities offering after the issuance of the Q3 Demand Notes and (ii) August 25, 2024.
As of March 31, 2024, the Company had approximately $0.1 million of outstanding balance related to the 2023 Notes.

On December 28, 2023, the Company entered into a secured notes payable agreement with Cemen Tech Capital, LLC bearing an interest rate of 8.75% per year. In Q1, 2023, the Company entered into a secured notes payable agreement with Ford Motor Credit bearing an interest rate of 6.96% per year. Both notes are secured by the vehicles financed. Monthly principal and interest payments are to be made commencing from the issuance date through January, 2030 and April, 2026 respectively.

As of March 31, 2024, the expected future minimum principal payments under the Company’s notes payable is as follows (in thousands):

Amount
2024, remainder	$93
2025	65
2026	60
2027	60
2028, and thereafter	143
Total	421

Note 11 - Fair Value Measurements
The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2024:

	Fair value measured at March 31, 2024
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Warrant liability	$23	$-	$-	$23

The Company did not have any assets or liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023.
For the three months ended March 31, 2024 there was a increase of approximately $23,000 in Level 3 liabilities measured at fair value.

The Company uses significant unobservable inputs to value its Level 3 liabilities, which include warrants to purchase shares of common stock. The fair value of these warrants is estimated using the Black-Scholes valuation model. The key factors considered in this model are:

•Dividend Yield: The expected dividend yield is based on the Company's historical dividend payments and future expectations. As of March 31, 2024, the dividend yield used was 0.0%.

•Expected Price Volatility: The expected volatility is based on the historical volatility of the Company’s stock over a period equivalent to the expected term of the warrants. As of March 31, 2024, the expected price volatility was 70.0%.

•Risk-Free Interest Rate: The risk-free interest rate is based on the yield of U.S. Treasury securities with a maturity similar to the expected term of the warrants. As of March 31, 2024, the risk-free interest rate was 4.33%.

•Expected Term: The expected term of the warrants is based on the remaining contractual life of the warrants. As of March 31, 2024, the expected term was 3.8 years.

2022 Convertible Notes at Fair Value
The fair value of the 2022 Notes on the issuance dates, and as of March 31, 2024 were estimated using a Monte Carlo simulation to capture the path dependencies intrinsic to their terms. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the common stock price, volatility, and risk-free interest rates.

The Company elected the fair value option when recording its 2022 Notes and the 2022 Notes were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other income (expense) on the statements of operations and disclosed in the condensed consolidated financial statements.
In February 2023, the Company entered into waiver agreements with holders of the 2022 Notes (See Note 10). In connection with the waiver agreement, the 2022 Notes were revalued as of the amendment date.
In March 2023, the Company entered into the second waiver agreements with holders of the 2022 Notes (See Note 10). A number of holders elected to increase the principal balance of their notes. The Company revalued the respective notes on the date prior to the amendment date and again on the amendment date. The change in fair value related to the amendment of these 2022 Notes was approximately $0.4 million.
In June 2023, the Company entered into an exchange agreement and $0.2 million fair value of the 2022 Notes was exchanged for 206 shares of Series F Preferred stock. As of March 31, 2024, there was no outstanding balance related to the 2022 Notes.
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
As of March 31, 2024, there are no outstanding balances pertaining to the 2023 Notes, following the full termination of the associated line of credit.
The following table provides the change in fair value of the warrant liability (in thousands):

Warrant Liability
Balance at December 31, 2023	$-
Change in fair value	23
Balance at March 31, 2024	$23
Warrants
During the three months ended March 31, 2024, the Company executed a warrant agreement with two consultants, issuing warrants for 750,000 shares. These five-year warrants are exchangeable for the Company's common stock and carry an exercise price of $0.094 per share.
Series F Preferred Stock Exchange Agreements
In connection with the Series F preferred stock exchange agreements, the Company issued 592,137 warrants to purchase shares of the Company’s common stock. The Company concluded that the exchange warrants are liability classified with a fair value of $1.3 million as of the issuance date. As of March 31, 2024, the exchange warrants had a nominal fair value.
Senior Secured Notes
In connection with the issuance of the Senior Secured Notes in January 2023 (See Note 10), the Company issued 41,667 warrants to purchase shares of the Company’s common stock. The Company estimated the aggregate fair value of the warrants on the issuance date to be approximately $0.2 million, and nominal value as of March 31, 2024.
Line of Credit
In February 2023, in connection with the issuance of its line of credit, the Company issued 45,000 warrants to purchase shares of its Series E preferred stock (See Note 12). The Company estimated the aggregate fair value of the warrants on the issuance date to be approximately $5.6 million, and nominal value as of March 31, 2024.

Series F-1 and F-2 Issuances
As part of the Series F-1 and F-2 preferred stock issuances, the Company issued 523,323 warrants to purchase shares of the Company’s common stock. The Company concluded that the Series F-1 and Series F-2 warrants are liability classified with a fair value of $1.2 million as of the issuance date. As of March 31, 2024, the fair value of the Series F-1 and Series F-2 warrants were nominal.
The warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income (expense) on the condensed consolidated statements of operations.
A summary of significant unobservable inputs (Level 3 inputs) used in measuring warrants on the issuance dates and as of March 31, 2024 is as follows:

	Series F / F-1 / F-2	2022 Notes	Warrants - Senior Secured Note	Warrants - Series E - Line of Credit	Warrants - March 1, 2024
Date	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected price volatility	70.0%	65.0%	70.0%	70.0%	70.0%
Risk free interest rate	4.29%	4.35%	4.33%	4.32%	4.22%
Expected term (in years)	4.2	3.6	3.8	3.8	4.9
Note 12 – Stockholders’ Equity
Preferred Stock
As of March 31, 2024, there were 50,000,000 authorized shares of the Company’s preferred stock with par value of $0.0001.
Series A Preferred Sock
As of March 31, 2024 and December 31, 2023, 251 shares of Series A preferred stock are issued and outstanding, respectively.
Series B Preferred Stock
As of March 31, 2024 and December 31, 2023, 1,443 shares of Series B preferred stock are issued and outstanding, respectively.
Series C Preferred Stock
As of March 31, 2024 and December 31, 2023, 500,756 shares of Series C preferred stock are issued and outstanding, respectively.
Series D Preferred Stock
As of March 31, 2024 and December 31, 2023, no shares of Series D preferred stock are issued and outstanding, respectively.
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
As of March 31, 2024, following Series E preferred stock conversions, zero shares of Series E preferred stock are issued and outstanding. There were no shares of Series E preferred stock issued and outstanding as of December 31, 2023.
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
In July 2023, the Company converted 803 shares of Series F preferred stock for 103,234 shares of common stock. As of March 31, 2024 and December 31, 2023, 4,448 shares of Series F preferred stock are issued and outstanding, respectively.
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
In July 2023, the Company converted 2,930 shares of Series F-1 preferred stock for 325,737 shares of common stock. As of March 31, 2024 and December 31, 2023, 653 shares of Series F-1 preferred stock are issued and outstanding, respectively.

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
As of March 31, 2024 and December 31, 2023, 1,153 shares of Series F-2 preferred stock are issued and outstanding, respectively.
Common Stock
Authorized Shares
As of March 31, 2024, there were 800,000,000 shares of the Company’s authorized shares of common stock.
Warrant Exercises
During the three months ended March 31, 2024, the Company executed a warrant agreement with two consultants, issuing warrants for 750,000 shares. These five-year warrants are exchangeable for the Company's common stock and carry an exercise price of $0.094 per share. No warrants have been exercised as of March 31, 2024.
At-the-Market Offering
As of March 31, 2024, the Company has received net proceeds on sales of 4,824,382 shares of common stock under the at-the-market offering of approximately $0.6 million after deducting $28,000 in commissions and expenses. The weighted-average price of the common stock was $0.13 per share.
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
As of March 31, 2024, the Company received net proceeds on sales of 21,133,689 shares of common stock of approximately $1.4 million, after deducting commissions and expenses, at a weighted average price of $0.13 per share.
Note 13 – Stock-Based Compensation
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
A summary of activity under the Plans for the three months ended March 31, 2024 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	382,779	$65.04	8.1	$—
Granted	250,000	$0.09	9.9
Forfeited	0	$—	0	-
Outstanding at March 31, 2024	632,779	$39.38	8.7	$-

Exercisable at March 31, 2024	176,728	$138.32	5.8	$-
During the three months ended March 31, 2024, the Company recognized stock-based compensation of approximately $38,000 related to stock options. The unrecognized compensation cost totaled approximately $0.1 million which is expected to be recognized over a weighted-average period of 1.1 years.
During the three months ended March 31, 2024, the Company issued 250,000 stock options, which were valued using the Black-Scholes option pricing model.

The following table presents the inputs used for the valuation of options granted, as per the Black-Scholes fair value model:

	Three months ended March 31,
	2024	2023
Dividend yield	—%	—
Expected price volatility	95.7%	—
Risk free interest rate	4.9%	—
Expected term (years)	0.8	—
Stock-Based Compensation
The total stock-based compensation expense recognized was as follows (in thousands):

	Three months ended March 31,
	2024	2023

Research and development expenses	$30	$59
Selling, general and administrative expenses	244	122
Total stock-based compensation	$274	$181
As of March 31, 2024, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $0.1 million, which the Company expects to recognize over an estimated weighted-average period of 1.1 years.

Restricted Stock Units
A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	1,696,904	$0.38
Granted	750,000	$0.09
Vested	(1,322,374)	$0.27
Unvested at March 31, 2024	1,124,530	$0.32
During the three months ended March 31, 2024, the Company granted 750,000 restricted stock units and recognized stock-based compensation of approximately $0.2 million related to restricted stock units. The unrecognized compensation cost totaled approximately $0.1 million which is expected to be recognized over a weighted-average period of 0.6 years.
Note 14 – Warrants
A summary of the Company’s warrant (excluding penny warrants) activity and related information is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,760,095	$18.96	4.4	$—
Issued	750,000	$0.09	4.9	$—
Exercised	—	$—	—	$—
Outstanding at March 31, 2024	2,510,095	$14.01	4.2	$—
Liability Classified Warrants
During the three months ended March 31, 2024, the Company issued a total of 750,000 warrants to purchase shares of the Company’s common stock with an exercise price of $0.09 per share. The warrants were distributed as follows: 250,000 to Ascent Art Ventures, LLC and 500,000 to Five Oceans Capital, LLC. The warrants are set to expire 5 years from the issuance date.
2022 Notes
In connection with the 2022 Notes, the Company issued 362,657 warrants to purchase shares of the Company’s common stock. The warrants have an exercise price of $19.30 per share and expire five years from the issuance date.
During 2023, the Company entered into a warrant inducement and exercise agreement with certain holders. Under the terms of the agreement, the holders exercised 106,764 warrants, and the Company issued 106,764 new warrants to purchase shares of its common stock with an exercise price of $19.30 per share. The warrants expire 5 years from the issuance date.
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
Note 15 – Commitments and Contingencies
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

•Months 1-12	-	$9,321

•Months 13-24	-	$9,726

•Months 25-36	-	$10,131
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
The components of the consolidated operating lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
Operating leases:
Operating lease cost	$471	$190
Variable lease cost	—	58
Operating lease expense	$471	$248
The following information represents supplemental disclosure for the condensed consolidated statement of cash flows related to operating leases (in thousands):

	Three months Ended March 31,
	2024	2023
Operating cash flows - operating leases	$484	$192
Right-of-use assets obtained in exchange for operating lease liabilities	$1,146	$—
The present value assumptions used in calculating the present value of the lease payments were as follows:

	March 31,
	2024	2023

Weighted-average remaining lease term (years)	2.7	3.0
Weighted-average discount rate	12.0%	12.0%

As of March 31, 2024, future minimum payments are as follows (in thousands):

Operating Leases
Nine months ended December 31, 2024	$606
Year ended December 31, 2025	578
Year ended December 31, 2026	478
Year ended December 31, 2027	240
Total	1,902
Less present value discount	(346)
Operating lease liabilities	$1,556
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

Note 16 – Segment Reporting

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

The following table presents a comparative summary of the Company’s revenues and gross profit (loss) by reportable segment for the periods presented (in thousands):

	For the three months ended
	2024	2023
Segment Revenue
Film	$-	$-
Fiber Optics	$682	$22
Total Revenue	$682	$22

Operations by reportable segment for the three months ended March 31, 2024 and 2023, are as follows (in thousands):

	For the three months ended March 31, 2024
	Film	Fiber Optics	Corporate and Other(a)	Total
Total Revenue	$-	$682	$-	$682
Cost of revenue, excluding depreciation and amortization	-	(1,636)	-	(1,636)
Gross profit (loss)	-	(954)	-	(954)

Depreciation and amortization	(142)	(70)	-	(212)
Research and development	(756)	-	-	(756)
Selling, general and administrative	-	(136)	(1,647)	(1,783)
Loss from operations	(898)	(1,160)	(1,647)	(3,705)

Other income (expense):
Interest expense	-	(10)	(851)	(860)
Change in fair value of warrants	-	-	(23)	(23)
Other expense	-	-	(24)	(24)
Total other income (expense)	-	(10)	(898)	(907)

Loss before income taxes	$(898)	$(1,170)	$(2,545)	$(4,612)
(a)The Corporate and Other are expenses that are not currently allocated between our film and fiber divisions.

	For the three months ended March 31, 2023
	Film	Fiber Optics	Corporate and Other(a)	Total
Total Revenue	$-	$22	$-	$22
Cost of revenue, excluding depreciation and amortization	-	(31)	-	(31)
Gross profit (loss)	-	(9)	-	(9)

Depreciation and amortization	(142)	(40)	-	(182)
Research and development	(541)	-	-	(541)
Selling, general and administrative	-	(1,620)	(1,774)	(3,394)
Goodwill impairment charge	-	-	-	-
Loss from operations	(683)	(1,669)	(1,774)	(4,126)

Other income (expense):
Interest expense	-	(7)	(2,010)	(2,017)
Loss on extinguishment of warrant liability	-	-	(504)	(504)
Loss on extinguishment of debt	-	-	-	-
Gain on issuance of convertible notes	-	-	64	64
Change in fair value of warrants	-	-	5,606	5,606
Change in fair value of notes	-	-	(117)	(117)
Change in fair value of derivative liability	-	-	-	-
Other expense	-	-	(1,206)	(1,206)
Total other income (expense)	-	(7)	1,832	1,826

Loss before income taxes	$(683)	$(1,676)	$58	$(2,300)
(a) The Corporate and Other are expenses that are not currently allocated between our film and fiber divisions.

The following table presents long-lived assets by segment (in thousands):

	For the three months ended
	2024	2023
Film Segment	$3,180	$12,953
Fiber Optics Segment	$3,076	$1,940
Other assets(a)	$165	$213
(a)“Other assets” primarily includes security deposits made with respect to the Company’s lease agreements.

Note 17 - Note Receivable

On March 30, 2024, the Company entered into a Senior Secured Promissory Note agreement with RamPro Construction and HDD, LLC, and Vero HDD, LLC (collectively, the "Borrowers"). Under this agreement, the Company holds a note receivable with a principal amount of $576,038. The note bears interest at a rate of 5% per annum, calculated on a 360-day year basis, with interest payable upon maturity. The principal and accrued interest are due on December 30, 2024.

The note is secured by all personal property and assets of the Borrowers and their subsidiaries, granting the Company a first priority security interest in these assets. In the event of default, the Company has the right to declare the unpaid balance immediately due and payable and pursue remedies available to a secured party under the Uniform Commercial Code. Events of default include non-payment of principal or interest, and the bankruptcy or insolvency of the Borrowers.

The Company evaluates the collectability of the note receivable regularly and maintains an allowance for credit losses based on historical experience, current conditions, and reasonable forecasts. As March 31, 2024, no allowance for credit losses has been deemed necessary for this note receivable.

Note 18 – Subsequent Events

From April 1, 2024 through May 15, 2024, the Company drew upon its equity line of credit (ELOC) agreement to issue and sell shares. The Company issued 178,866,337 shares of common stock at a weighted average price of $0.04 per share, resulting in net proceeds of approximately $6.3 million after commissions, fees, and offering costs. Based on the transaction discussed above, the Company believes it has stockholders’ equity of at least $2.5 million as of the date of this filing, as required by Nasdaq Listing Rule 5550(b)(1).

On May 15, 2024 the Company's Series F Preferred holders converted 1,148 Series F Preferred shares into 31,362,068 share of common stock at an alternate conversion price of $0.04. On May 15, 2024 the Company's Series F-1 Preferred holders converted 424 Series F-1 Preferred shares into 11,584,699 share of common stock at an alternate conversion price of $0.04. On May 15, 2024 the Company's Series F-2 Preferred holders converted 308 Series F-2 Preferred shares into 8,415,301 share of common stock at an alternate conversion price of $0.04.

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

Cost of Revenue, excluding depreciation and amortization
Cost of revenue primarily consists of cost of inventory sold during the period (net of discounts and allowances), storage costs, direct labor, shipping and handling costs, and allocated overhead.
Gross Profit
Gross profit have been, and will continue to be, affected by a variety of factors, including those that may affect our revenue set forth above and factors that may affect our cost of revenue.

Operating Expenses
Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.
Research and Development Expenses
Research and development expenses primarily consist of compensation and related costs for personnel (including stock-based compensation expenses), materials, supplies, technology and software license amortization and equipment depreciation.
General and Administrative Expenses
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
Other Expense
Other expenses consist primarily of various other expenses.

Results of Operations for the Three Months Ended March 31, 2024 and 2023, respectively. (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenue	$682	$22	$660	3000%
			-
Cost of revenue, excluding depreciation and amortization	(1,636)	(31)	(1,605)	5177%
Depreciation and amortization	(212)	(182)	(30)	16%
Research and development	(756)	(541)	(215)	40%
General and administrative	(1,783)	(3,394)	1,611	(47)%
Loss from operations	(3,705)	(4,126)	421	(10)%

Other income (expense)
Interest expense	(860)	(2,017)	1,157	(57)%
Loss on extinguishment of warrant liability	-	(504)	504	(100)%
Gain on issuance of convertible notes	-	64	(64)	(100)%
Change in fair value of warrants	(23)	5,606	(5,629)	(100)%
Change in fair value of notes	-	(117)	117	(100)%
Other expense	(24)	(1,206)	1,182	(98)%
Total other income (expense)	(907)	1,826	(2,733)	(150)%

Loss before income taxes	(4,612)	(2,300)	(2,312)	101%

Net loss	$(4,612)	$(2,300)	(2,312)	101%
Revenue
Revenue is solely generated by Crown Fiber Optics, and was $0.7 million and $22,000 for the three months ended March 31, 2024 and 2023, respectively. The increase in revenue of $0.7 million is due to new contracts the Company entered into with new subcontractors in the first quarter of 2024.
Cost of Revenue, excluding depreciation and amortization
Cost of revenue is solely generated by Crown Fiber Optics, and was $1.6 million and $31,000 for the three months ended March 31, 2024 and 2023, respectively. The increase in cost of revenue of $1.6 million is due to increases in compensation related to cost of sales of $0.5 million, insurance of $0.2 million, subcontractor labor of $$0.4 million, equipment cost of $0.3 million and other costs related to supplies, materials and maintenance of $0.2 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31 2024 and 2023, were $0.2 million and $0.2 million, respectively.

Research and Development

Research and development expenses were $0.8 million for the three months ended March 31, 2024 compared to $0.5 million for the three months ended March 31, 2023. The increase of $0.3 million is primarily related to an increase in salaries and benefits of $0.1 million and further by an increase in stock compensation of $0.2 million.

General and Administrative

General and administrative (“G&A”) expenses were $1.8 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively. The $1.6 million decrease in G&A expenses is primarily due to decrease in compensation and benefits related to wages of $0.6 million, decrease in professional fees of $0.4 million, decrease in rent expense of $0.1 million and decrease in other expenses of $0.5 million.

Interest expense

Interest expense were $0.9 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $1.1 million is primarily related to a decrease in amortization of deferred asset related to the Company's standby letter of credit and equity line of credit.

Loss on extinguishment of warrant liability

Loss on extinguishment of warrant liability were $nil and $0.5 million for the three months ended March 31, 2024 and 2023. The decrease is primarily due to warrant exercises in prior quarter and none in the current quarter.

Change in fair value of warrants

Change in fair value of warrants were $23,000 and $5.6 million for the three months ended March 31, 2024 and 2023. The decrease of $5.6 million is primarily due to change in fair value of warrants that were recorded in prior quarter and none for the current quarter.

Change in fair value of notes

Change in fair value of notes were $nil and $0.1 million for the three months ended March 31, 2024 and 2023. The $0.1 million recorded in prior quarter was primarily related to record of note issuances.

Other Income (Expense)

Other expense for the three months ended March 31, 2024 was $24,000 compared to $1.2 million for the three months ended March 31, 2023. The decrease of $1.2 million is due to a decrease in amortization expense reclass as well as other warrant issuances in connection with a waiver agreement.
Liquidity and Going Concern

	March 31, 2024	March 31, 2023

Cash and cash equivalents at the beginning of the period	$1,059	$821
Net cash used in operating activities	(2,677)	(4,728)
Net cash used in investing activities	(63)	(1,080)
Net cash provided by financing activities	1,971	7,125
Cash and cash equivalents at the end of the period	$290	$2,138
We had an accumulated deficit of approximately $121.6 million, and a net loss of $4.6 million, and used approximately $2.7 million in net cash in operating activities for the three months ended March 31, 2024. We expect to continue to incur ongoing administrative and other expenses, including public company expenses.
During the three months ended March 31, 2024, the Company participated in an At-the-Market (ATM) offering, where a total of 4,824,382 shares of common stock were sold. The total gross proceeds from the sales amounted to $0.6 million, out of which $28,000 were deducted for commissions and other offering expenses. Consequently, the net proceeds received by the Company from the ATM offering totaled $0.6 million.
In connection with our Equity Line of Credit (ELOC), the Company issued 21,133,689 shares of common stock. The gross proceeds from this issuance totaled $1.6 million, associated issuance fees amounted to $0.1 million, resulting in net proceeds of approximately $1.4 million. This facility continues to provide flexible financing options to support the Company’s growth initiatives and operational needs.

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

On July 25, 2023, we entered into the Demand Secured Promissory Note Agreement (“Q3 Demand Notes”) with two investors for a purchase price of $20,000 each and with an original issue discount of $12,000. Upon settlement, we are obligated to pay a total of $0.1 million in principle for the issuance of both notes. The Q3 Demand Notes were due and payable at any time upon demand by the holder after the earlier of (i) the consummation of our first securities offering after the issuance of the Q3 Demand Notes and (ii) August 25, 2024.

We have obtained additional capital through the sale of debt or equity financings or other arrangements including through our existing ATM Offering, and the ELOC to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in our ability to raise capital, we believe that there is substantial doubt in our ability to continue as a going concern for twelve months from the issuance of these consolidated financial statements.
Cash Flows
Net Cash Used in Operating Activities
For the three months ended March 31, 2024, net cash used in operating activities was $2.7 million, which primarily consisted of our net loss of $4.6 million, adjusted for non-cash expenses of $1.6 million, which primarily consisted of stock-based compensation of $0.3 million, depreciation and amortization of $0.2 million, amortization of deferred debt issuance costs of $0.9 million and amortization of right of use assets of $0.2 million. The net change in operating assets and liabilities was $0.3 million, primarily consisting of an increase of deferred revenue of $1.3 million and accounts payable of $0.8 million, offset by a decrease of accounts receivable $0.7 million, other receivables of $0.6 million, accrued expenses of $0.2 million, lease liability of $0.2 million and prepaid and other assets of $0.1 million.
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
Net Cash Used in Investing Activities
For the three months ended March 31, 2024, net cash used in investing activities was approximately $0.1 million, consisting of purchases of equipment.
For the three months ended March 31, 2023, net cash used in investing activities was approximately $1.1 million, consisting of cash paid for the acquisition of Amerigen 7 of approximately $0.6 million, and purchases of equipment totaling $0.5 million.
Net Cash Provided by Financing Activities
For the three months ended March 31, 2024, net cash provided by financing activities was $2.0 million, consisting of $1.4 million in proceeds from issuance of common stock in connection with equity line of credit, net of offering costs and $0.6 million in proceeds from issuance of common stock/at-the-market offering.
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
There are certain critical estimates that require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

•it requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time the estimate is made; and

•changes in the estimate or different estimates that could have been selected may have had a material impact on our financial condition or results of operations.

Our accounting estimates, specifically related to the impairment of long-lived assets and share-based compensation, play a crucial role in our financial reporting. Despite our thorough assessment, we have not identified any recent events or conditions necessitating revisions to our estimates and assumptions that would materially impact the carrying values of our assets or liabilities as of this Form 10-Q’s issuance date. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP.
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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Management is committed to accurate and ethical business practices. Based on our evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management noted the following deficiencies that we believe to be material weaknesses:

•Lack of documentation of processes and controls at the level appropriate for a public company;
•Inadequate design of information technology general and application controls over certain operating systems and system applications supporting financial reporting processes;
•Lack of segregation of duties in certain accounting and financial reporting processes; and
•Ineffective risk assessment controls, due to a lack of documentation of management’s periodic risk assessment.
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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Crown Electrokinetics Corp.

Dated: May 20, 2024	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and
Principal Executive Officer

Dated: May 20, 2024	/s/ Joel Krutz
Joel Krutz
Chief Financial Officer and
Principal Financial Officer