Form 10-Q
period 2024-06-30
Crown Electrokinetics Corp.
filed 2024-08-14
CIK 1761696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
458.212.2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	CRKN	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.0001 par value per share, outstanding as of August 13, 2024 was 4,389,658.

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
ii

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements.
CROWN ELECTROKINETICS CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$3,990	$1,059
Prepaid and other current assets	378	728
Accounts and retention receivable, net	3,351	83
Note receivable	211	—
Contract asset	1,244	—
Total current assets	9,174	1,870
Prepaid expenses - non-current	215	—
Property and equipment, net	3,012	3,129
Intangible assets, net	1,269	1,382
Right-of-use assets	1,878	1,701
Deferred debt issuance costs	292	1,306
Other assets	160	139
TOTAL ASSETS	$16,000	$9,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,215	$1,500
Accrued expenses	898	1,194
Lease liabilities - current portion	735	655
Notes payable - Current	636	429
Contract liabilities	1,260	—
Total current liabilities	5,744	3,778
Notes payable - non-current	296	—
Lease liabilities - non-current portion	1,178	1,072
Total liabilities	7,218	4,850

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares outstanding	—	—
Series A preferred stock, par value $0.0001; 300 shares authorized, no shares outstanding as of June 30, 2024 and 251 shares outstanding as of December 31, 2023, respectively; liquidation preference zero as of June 30, 2024 and $261 as of December 31, 2023	—	—
Series B preferred stock, par value $0.0001; 1,500 shares authorized, no shares outstanding as of June 30, 2024 and 1,443 shares outstanding as of December 31, 2023; liquidation preference zero as of June 30, 2024 and $1,501 as of December 31, 2023	—	—
Series C preferred stock, par value $0.0001; 600,000 shares authorized, no shares outstanding as of June 30, 2024 and 500,756 shares outstanding as of December 31, 2023; liquidation preference zero as of June 30, 2024 and $531 as of December 31, 2023	—	—
Series D preferred stock, par value $0.0001; 7,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023; liquidation preference zero as of June 30, 2024 and December 31, 2023	—	—
Series E preferred stock, par value $0.0001; 77,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023.	—	—
Series F preferred stock, par value $0.0001; 9,073 shares authorized, no shares outstanding as of June 30, 2024 and 4,448 shares outstanding as of December 31, 2023; liquidation preference zero as of June 30, 2024 and $4,753 as of December 31, 2023.	—	—
Series F-1 preferred stock, par value $0.0001; 9,052 shares authorized, no shares outstanding as of June 30, 2024 and 653 shares outstanding as of December 31, 2023; liquidation preference zero as of June 30, 2024 and $696 as of December 31, 2023.	—	—
Series F-2 preferred stock, par value $0.0001; 9,052 shares authorized, no shares outstanding as of June 30, 2024 and 1,153 shares outstanding as of December 31, 2023; liquidation preference zero as of June 30, 2024 and $1,371 as of December 31, 2023.	—	—
Common stock, par value $0.0001; 800,000,000 shares authorized; 3,307,872 and 171,677 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	—	7
Additional paid-in capital	135,418	121,665
Accumulated deficit	(126,636)	(116,995)
Total stockholders’ equity	8,782	4,677
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,000	$9,527
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$4,648	$37	$5,330	$59

Cost of revenue, excluding depreciation and amortization	(4,039)	(23)	(5,819)	(54)
Depreciation and amortization	(219)	(81)	(286)	(263)
Research and development	(1,111)	(490)	(1,867)	(1,031)
General and administrative	(4,187)	(4,328)	(5,970)	(7,722)
Loss from operations	(4,908)	(4,885)	(8,612)	(9,011)

Other income (expense):
Interest expense	(145)	(2,508)	(1,005)	(4,525)
Loss on extinguishment of warrant liability	—	—	—	(504)
Loss on extinguishment of debt	—	(2,345)	—	(2,345)
Gain on issuance of convertible notes	—	—	—	64
Change in fair value of warrants	23	2,130	—	7,736
Change in fair value of notes	—	(6,883)	—	(7,000)
Other income (expense), net	1	(28)	(24)	(1,234)
Total other income (expense)	(121)	(9,634)	(1,029)	(7,808)

Loss before income taxes	(5,029)	(14,519)	(9,641)	(16,819)

Income tax expense	—	—	—	—

Net loss	(5,029)	(14,519)	(9,641)	(16,819)
Deemed dividend on Series D preferred stock	—	—	—	(6)
Cumulative dividends on Series A preferred stock	—	(5)	—	(9)
Cumulative dividends on Series B preferred stock	—	(29)	—	(49)
Cumulative dividends on Series C preferred stock	—	(10)	—	(10)
Cumulative dividends on Series D preferred stock	—	(53)	—	(84)
Deemed dividend in connection with conversion of Series A, Series B, and Series C preferred stock	(1,350)	—	(1,350)	—
Deemed dividend in connection with conversion of Series F, F-1, and F-2	(3,874)	—	(3,874)	—
Net loss attributable to common stockholders	$(10,253)	$(14,616)	$(14,865)	$(16,977)

Net loss per share attributable to common stockholders	$(5.89)	$(2,720.27)	$(14.98)	$(3,951.82)

Weighted average shares outstanding, basic and diluted:	1,739,995	5,373	992,278	4,296
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F-1 Preferred Stock		Series F-2 Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Balance as of December 31, 2023	251	$—	1,443	$—	500,756	$—	—	$—	—	$—	4,448	$—	653	$—	1,153	$—	171,677	$7	$121,665	$(116,995)	$4,677
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	140,904	3	1,388	—	1,391
Issuance of common stock/at-the-market offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	32,163	—	588	—	588
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—			274	—	274
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,612)	(4,612)
Balance at March 31, 2024 (unaudited)	251	$—	1,443	$—	500,756	$—	—	$—	—	$—	4,448	$—	653	$—	1,153	$—	344,744	$10	$123,915	$(121,607)	$2,318
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,599,123	—	9,343	—	9,343
Issuance of common stock upon the conversion of Series A preferred stock	(251)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36,220	—	—	—	—
Issuance of common stock upon the conversion of Series B preferred stock	—	—	(1,443)	—	—	—	—	—	—	—	—	—	—	—	—	—	220,782	—	—	—	—
Issuance of common stock upon the conversion of Series C preferred stock	—	—	—	—	(500,756)	—	—	—	—	—	—	—	—	—	—	—	78,056	—	—	—	—
Issuance of common stock upon the conversion of Series F preferred stock	—	—	—	—	—	—	—	—	—	—	(4,448)	—	—	—	—	—	648,441	—	—	—	—
Issuance of common stock upon the conversion of Series F-1 preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(653)	—	—	—	113,576	—	—	—	—
Issuance of common stock upon the conversion of Series F-2 preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,153)	—	140,264	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	126,666	—	—	—	—
Reclassification of common stock to additional paid-in capital to reflect no change in par value in connection with reverse stock split	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10)	10	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	2,150	—	2,150
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,029)	(5,029)
Balance at June 30, 2024 (unaudited)	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	3,307,872	$—	$135,418	$(126,636)	$8,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(Unaudited)
(in thousands, except share and per share amounts)

	Series A Preferred Stock			Series B Preferred Stock				Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock			Series F Preferred Stock				Series F-1 Preferred Stock				Series F-2 Preferred Stock			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount		Number		Amount		Number	Amount	Number	Amount	Number	Amount		Number		Amount		Number		Amount		Number		Amount	Number	Amount
Balance as of December 31, 2022	251	$—		1,443		$—		500,756	$—	1,058	$—	—	$—		—		$—		—		$—		—		$—	2,257	$2	$88,533	$(88,005)	$530
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	729	1	2,061	—	2,062
Issuance of common stock in connection with conversion of notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	210	—	516	—	516
Issuance of common stock/At-the-market offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,412	1	2,106	—	2,107
Issuance of Series E preferred stock in connection with LOC	—	—	—	—	—	—	—	—	—	—	—	5,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,350	—	4,350
Deemed dividend for repricing of Series D preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6	(6)	—
Commitment to issue shares of common stock in connection with March waiver agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	298	—	298
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	265	—	181	—	181
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,300)	(2,300)
Balance at March 31, 2023 (Unaudited)	251	$—		1443		$—		500,756	$—	1,058	$—	5,000	$—		—		$—		—		$—		—		$—	4,873	$4	$98,051	$(90,311)	$7,744
Issuance of common stock in connection with Series A and Series B Dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	—	—	—	50	—	—	—	—
Issuance of common stock upon the conversion of Series E preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	556	1	—	—	1
Issuance of common stock in connection with conversion of October Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,660	1	2,165	—	2,166
Dividends paid in shares of Series D preferred stock	—	—	—	—	—	—	—	—	—	139	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Series D preferred stock exchanged for Series F preferred stock in connection with Exchange Agreements	—	—		—		—		—	—	(1,197)	—	—	—		1,847		—		—		—		—		—	—	—	(450)	—	(450)

Conversion of Demand Notes and October Notes into Series F preferred stock in connection with Exchange Agreements	—	—	—	—	—	—	—	—	—	—	3,198	—	3,583	—	—	—	—	—	1,276	—	1,276
Conversion of January Notes into Series F preferred stock in connection with Exchange Agreements	—	—	—	—	—	—	—	—	—	—	206	—	—	—	1,153	—	—	—	82	—	82
Issuance of Series F-1 preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,372	—	1,372
Issuance of Series F-2 preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	464	—	464
Commitment to issue shares of common stock in connection with January Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,410	—	2,410
Commitment to issue shares of common stock in connection with LOC Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	230	—	230
Commitment to issue shares of Series E preferred stock in connection with LOC Notes	—	—	—	—	—	—	—	—	(5,000)	—	—	—	—	—	—	—	—	—	3,363	—	3,363
Commitment to issue shares of common stock in connection with Demand Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	286	—	286
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	132	—	132
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,519)	(14,519)
Balance as of June 30, 2023 (unaudited)	251	$—	1,443	$—	500,756	$—	—	$—	—	$—	5,251	$—	3,583	$—	1,153	$—	7,139	$6	$109,381	$(104,830)	$4,557
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(9,641)	(16,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,424	313
Depreciation and amortization	286	372
Loss on extinguishment of warrant liability	—	504
Change in fair value of warrant liability	—	(7,736)
Loss on extinguishment of debt	—	2,345
Change in fair value of notes	—	7,000
Amortization of deferred debt issuance costs	1,014	4,049
Amortization of right-of-use assets	383	1,045
Amortization of notes payable	(15)	—
Loss on disposal of equipment	—	235
Other expenses	—	1,275
Changes in operating assets and liabilities:
Prepaid and other assets	114	(14)
Accounts receivable	(3,268)	—
Contract asset	(1,244)	—
Note receivables	(211)	—
Contract liabilities	1,260	—
Accounts payable	715	886
Accrued expenses	(296)	(742)
Lease liabilities	(374)	(1,101)
Net cash used in operating activities	(8,853)	(8,388)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Amerigen 7	—	(644)
Purchase of equipment	(56)	(707)
Net cash used in investing activities	(56)	(1,351)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	—	2,061
Proceeds from the issuance of common stock / at-the-market offering, net of offering costs	588	2,107
Proceeds from the issuance of notes in connection with line of credit	—	2,350
Proceeds from issuance of Series F-1 preferred stock	—	2,328
Proceeds from issuance of Series F-2 preferred stock	—	748
Proceeds from issuance of Senior Secured Notes, net of fees paid	—	1,357
Borrowing of notes payable	1,164	—
Repayment of notes payable	(646)	(1,997)
Proceeds from the issuance of common stock in connection with equity line of credit, net of offering costs	10,734	—
Net cash provided by financing activities	11,840	8,954

Net increase / decrease in cash	2,931	(785)
Cash — beginning of period	1,059	821
Cash — end of period	$3,990	$36
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$90	$8
Cash paid for taxes	$2	$—
Right-of-use assets in exchange of operating lease liabilities	$560	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series A preferred stock into common stock	$251	$—
Conversion of Series B preferred stock into common stock	$1,530	$—
Conversion of Series C preferred stock into common stock	$501	$—
Conversion of Series F preferred stock into common stock	$4,438	$—
Conversion of Series F-1 preferred stock into common stock	$653	$—
Conversion of Series F-2 preferred stock into common stock	$1,163	$—
Deemed dividend in connection with conversion of Series A, Series B, and Series C preferred stock	$1,350	$—
Deemed dividend in connection with conversion of Series F-1, F-2, and F-3 preferred stock	$3,874	$—
Net impact of reclassification of common stock to APIC in connection with reverse stock split	$7	$—
Issuance of Series E preferred stock in connection with line of credit	$—	$9,943
Issuance of Series F preferred stock in connection with exchange of Series D preferred stock	$—	$450
Issuance of common stock in connection with conversion of notes	$—	$516
Deemed dividend for repricing of series D preferred stock	$—	$6
Commitment to issue shares of common stock in connection with Demand Notes	$—	$286
Unpaid equipment included in accounts payable	$—	$92
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
Reverse Stock Split
On June 14, 2024, the Company’s board of directors authorized a reverse stock split (“June 2024 Reverse Stock Split”) at an exchange ratio of one-for-150 basis. The June 2024 Reverse Stock Split was effective on June 25, 2024, such that every 150 shares of common stock were automatically converted into one share of common stock. The Company did not issue fractional certificates for post-reverse split common stock shares in connection with the June 2024 Reverse Stock Split. Rather, all shares of common stock that were held by a common stockholder were aggregated and each common stockholder was entitled to receive the number of whole common stock shares resulting from the combination of the aggregated common stock shares. Any fractions resulting from the reverse split computation were rounded up to the next whole common stock share amount.
The number of authorized shares and the par value of the common stock was not adjusted. In connection with the June 2024 Reverse Stock Split, the conversion ratio for the Company’s outstanding convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion. All references to common stock and options to purchase common stock share data, per share data and related information contained in the condensed consolidated financial statements have been adjusted to reflect the effect of the June 2024 Reverse Stock Split.
On August 11, 2023, the Company’s board of directors authorized and effected a reverse stock split (“August 2023 Reverse Stock Split”) at an exchange ratio of one-for-60 basis.
Liquidity and Going Concern
The Company has incurred substantial operating losses and negative cash flows from operations since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed consolidated financial statements, the Company had cash of approximately $4.0 million and an accumulated deficit of approximately $126.6 million as of June 30, 2024, a net loss of approximately $9.6 million for the six months ended June 30, 2024, and approximately $8.9 million of net cash used in operating activities for the six months ended June 30, 2024.
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
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. As permitted under those rules, certain footnotes or other financial information can be condensed or omitted. These condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.
These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The interim results of operations are not necessarily indicative of the results that may be expected for the full year, or for any other future annual or interim period.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. Accounting estimates and assumptions are inherently uncertain. Management bases its estimates and assumptions on current facts, historical experience and various other factors believed to be reasonable under the circumstances. Actual results could differ materially and adversely from these estimates. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but not limited to, cost-to-cost (input) revenue recognition method, estimated fair value of warrant liability, stock option awards for stock-based compensation and operating lease right-of-use assets and liabilities.
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
Revenue Recognition
The Company generates revenue primarily through construction and installation of fiber network infrastructure systems for its customers, and sales of smart glass products, which, together, represents two operating segments, the fiber optics group and film group. Revenues consistent of a combination of the following:
Fiber optics group services:

•Specialty Services performed for communications providers in connection with the deployment of underground fiber optic transmission lines.
•Specialty Services that involve the upfront procurement of specialized equipment that will be used to provide the services.
Film group products:
•Smart Window Inserts, which uses DynamicTint electrokinetic technology that allows windows to tint and transition from clear to true black.
The Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company applies the following five-step revenue recognition model in accounting for its revenue arrangements:
•Identification of the contract with the customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the time between the goods or service being transferred to the customer and the customer pays is one year or less.
Fiber optics group revenue recognition
The nature of the Company’s fiber optics group performance in its agreements is to customize output by constructing infrastructure that is customer specific. The Company is required to adhere to the rules and regulations that are outlined in an agreement between the Company and the Customer. As a result, the fiber optic contracts prevent the Company from directing the use of such output to any other entity except the specific customer. The customer is the only party that can benefit from the output that results from the Company’s performance of Specialty Services under the contract. As such, the Company’s performance does not create an asset with an alternative use and the Company has concluded that the Specialty Services are recognized over time.
To measure the progress of completion, the Company uses a cost-to-cost (input) method, by comparing costs incurred to date relative to the total expected costs to satisfy the performance obligation. The Company notes that when applying this method, it excludes the effects of any costs that do not depict its performance in transferring control of goods or services to the customer.
Film group revenue recognition
The Company’s film group has not entered into any material revenue contracts with its customers and no revenue is recognized for this operating segment for the three and six months ended June 30, 2024 and 2023.
Retainage
The Company’s customers have a contractual right to withhold payment of a retainage amount that typically ranges between 5% to 10% of the total contract consideration. The retainage can be utilized by customers for any claims that may arise after work is completed through one year after project completion. The retainage amount is expected to be collected upon the project's completion and acceptance by the customer. As of June 30, 2024 and December 31, 2023, the Company has recorded a retainage receivable of $0.3 million and zero, respectively, which is a component of the accounts receivable balance in the condensed consolidated balance sheet.

Accounts Receivable and Provision for Credit Losses

The provision for credit losses is based on the Company’s assessment of the collectability of its customer accounts. As of June 30, 2024, the Company had accounts receivable of $3.4 million, compared to $83,000 as of December 31, 2023.
The Company reviews the provision for credit losses by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. The Company’s provision for credit losses were zero as of June 30, 2024 and December 31, 2023.
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. The Company has not experienced any losses in such accounts through June 30, 2024.

The Company’s customers are generally large public or private companies with good credit and payment practices and a positive reputation in the industry at the time that the contracts are entered into. Furthermore, because it has the ability to stop transferring promised goods and services if payment is not received, the Company has concluded that collection risk is minimal.

One single customer accounted for 82% of accounts receivable as of June 30, 2024.

The Company’s revenue is primarily generated from its Fiber Optics segment. Two customers accounted for approximately 84% of the total revenue generated as of June 30, 2024.

As of June 30, 2024, the Company’s accounts payable primarily included costs associated with professional fees, subcontractor labor, equipment, and other supplies and materials.
Segment and Reporting Unit Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM. The Company has two operating segments and two reportable segments as of June 30, 2024, which includes film group and fiber optics group. Revenue recognized during the three and six months ended June 30, 2024 relates to the fiber optics group.
Deferred Debt Issuance Costs
The Company accounts for debt issuance costs related to its line of credit and equity line of credit as a deferred asset on the condensed consolidated balance sheets, which is amortized over the life of the line of credit and equity line of credit. Since the Company has elected the fair value option for its convertible notes, upon a draw down, a portion of the deferred asset balance will be amortized and recognized as other income (expense) in the condensed consolidated statements of operations.
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

As the Company was in a net loss position for the three and six months ended June 30, 2024 and 2023, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because the effects of potentially dilutive securities are antidilutive.
Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of June 30, 2024 and 2023 are as follows:

	June 30,
	2024	2023

Series A preferred stock	—	3,146
Series B preferred stock	—	—
Series C preferred stock	—	9,346
Convertible notes	—	—
Series F preferred stock	—	501,579
Series F-1 preferred stock	—	72,631
Series F-2 preferred stock	—	124,946
Warrants to purchase common stock (excluding penny warrants)	16,523	11,801
Warrants to purchase Series E preferred stock	5,000	5,000
Options to purchase common stock	4,245	1,078
Unvested restricted stock units	231,206	52
Commitment shares	1,420	2,893
Total	258,394	732,472

Note 3 - Revenue

For the three months ended June 30, 2024, the Company generated revenue of $4.6 million, compared to $37,000 for the three months ended June 30, 2023. For the six months ended June 30, 2024, the Company's revenue was $5.3 million, compared to $0.1 million for the six months ended June 30, 2023. All revenues were derived from operations within the United States.

Contract balances

As of June 30, 2024, the Company's contract assets included unbilled receivables totaling $1.2 million, compared to zero as of December 31, 2023. There was no allowance for credit losses associated with contract assets as of June 30, 2024 and December 31, 2023. As of June 30, 2024, the contract liability balance was $1.3 million.
As of June 30, 2024, Crown Electrokinetics Corp. has recorded deferred revenue totaling $1.3 million. This amount represents the advance payments received under the Fixed Price Construction Agreement with Vista Serena, S. de R.L. de C.V., dated March 1, 2024. The contract stipulates the construction of two slant wells at Santa Maria Bay, with Crown Fiber Optics Corp. serving as the contractor. The Company did not record any deferred revenue as of December 31, 2023.

Remaining Performance Obligations

Remaining performance obligations represent non-cancellable contracted revenues that have not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenues in future periods.
The Company's remaining performance obligations for contracts were $6.0 million as of June 30, 2024, of which, the Company expects to recognize approximately 100% as revenue over the next twelve months and the remainder thereafter.

Note 4 – Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023

License fees	$48	$158
Professional fees	133	53
General liability insurance	52	26
Hudson warrant	53	86
Prepaid rent	62	277
Other	30	128
Total	$378	$728
Notes receivable
On March 30, 2024, the Company entered into a Senior Secured Promissory Note agreement (the “March Note”) with RamPro Construction and HDD, LLC, and Vero HDD, LLC (collectively, the "Borrowers"). Under this agreement, the Company holds a note receivable with a principal amount of $0.6 million. The note bears interest at a rate of 5% per annum, calculated on a 360-day year basis, with interest payable upon maturity. The principal and accrued interest are due on December 30, 2024.
On May 10, 2024, the Company and Borrowers executed a Senior Secured Promissory Note (the “May Note”). The May Note replaced the obligations from the Borrowers to Crown under the March Note and it was in substance an amendment of the March Note. The Company promised to lend $0.3 million to the Borrowers. The May Note bears interest at a rate of 5% per annum, calculated on a 360-day year basis, with interest payable upon maturity. The principal and accrued interest are due on May 25, 2025. As of June 30, 2024, the March Note was extinguished and there were no unamortized net fees or costs from the March Note.
The note is secured by all personal property and assets of the Borrowers and their subsidiaries, granting the Company a first priority security interest in these assets. In the event of default, the Company has the right to declare the unpaid balance immediately due and payable and pursue remedies available to a secured party under the Uniform Commercial Code. Events of default include non-payment of principal or interest, and the bankruptcy or insolvency of the Borrowers. The Company evaluates the collectability of the note receivable regularly and maintains an allowance for credit losses based on historical experience, current conditions, and reasonable forecasts. As of June 30, 2024, no allowance for credit losses had been deemed necessary for the May Note receivable.

Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023

Equipment	$3,330	$3,155
Leasehold improvements	362	362
Vehicles	410	395
Computers	55	56
Furniture and Fixtures	3	3
Construction-in-progress	87	77
Total	4,247	4,048
Less: accumulated depreciation	(1,235)	(919)
Property and equipment, net	$3,012	$3,129
Depreciation expense for the three months ended June 30, 2024 and 2023 was $0.1 million and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $0.3 million and $0.3 million, respectively.
Intangible assets, net
Intangible assets, net, consists of the following (in thousands):

	June 30, 2024	December 31, 2023

Patents	$1,800	$1,800
Research license	375	375
Customer relationships	4	4
Total	2,179	2,179
Less: accumulated amortization	(910)	(797)
Intangible assets, net	$1,269	$1,382
The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of June 30, 2024 (in thousands):

Estimated Amortization Expense

Six months ended December 31, 2024	$122
Year ended December 31, 2025	234
Year ended December 31, 2026	197
Year ended December 31, 2027	194
Year ended December 31, 2028	195
Thereafter	327
Total	$1,269
For the three months ended June 30, 2024 and 2023, amortization expense was approximately zero and $0.1 million, respectively. For the six months ended June 30, 2024 and 2023, amortization expense was approximately $0.1 million and $0.1 million, respectively. As of June 30, 2024, the remaining weighted-average amortization period for acquired intangible assets was 0.70 years.

Accrued expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023

Payroll and related expenses	$118	$112
Bonus	-	1,000
Taxes	56	51
Other expenses	724	31
Total	$898	$1,194

Note 5 – Deferred Debt Issuance Costs
Deferred debt issuance costs consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Standing letter of credit	$150	$150
Equity letter of credit	554	554
Line of credit	$9,943	9,943
Total	10,647	10,647
Accumulated amortization	(10,355)	(9,341)
Deferred debt issuance costs	$292	$1,306
As of June 30, 2024, and December 31, 2023, the accumulated amortization was $10.4 million and $9.3 million, respectively. This represents an increase of $1.0 million, which is reflected in the cash flow statement for the six months ended June 30, 2024.
As of June 30, 2024, the deferred debt issuance costs related to the standing letter of credit and the line of credit has been fully amortized.

Note 6 – Notes Payable
Convertible Notes
In December 2023, the Company entered into a secured notes payable agreement with Cemen Tech Capital, LLC bearing an interest rate of 8.75% per year. In Q1 2023, the Company entered into a secured notes payable agreement with Ford Motor Credit bearing an interest rate of 6.96% per year. Both notes are secured by the vehicles financed. Monthly principal and interest payments are to be made commencing from the issuance date through January, 2030 and April, 2026 respectively.
In May 2024, the Company entered into a secured notes payable agreement for approximately $0.6 million with Mobilization Funding II, LLC (the “Mobilization Note”) bearing an interest rate of 3% per month. The note is collateralized by two construction agreements entered with two third parties, Glass Roots Construction, LLC and Fatbeam, LLC. Monthly principal and interest payments are to be made commencing from July 2024 through October 2024.

In May 2024, the Company entered into a Corporate Guaranty agreement (the “Guaranty”) with Mobilization Funding II, LLC (“Mobilization Note 2”). During the second quarter of 2024, the Company’s fiber optics group borrowed approximately $0.6 million under the Mobilization Note 2. The Mobilization Note 2 bears interest at a rate of 57.0% per annum, calculated on a 360-day year basis, with interest payable upon maturity. The principal and accrued interest are due on October 31, 2024. As of June 30, 2024, the Company has fully repaid the Mobilization Note 2 and no further amounts were borrowable.

As of June 30, 2024, the expected future minimum principal payments under the Company’s notes payable is as follows (in thousands):

Expected Future Principal Note Payments
2024, remainder	$636
2025	33
2026	60
2027	60
2028	65
Thereafter	78
Total	932

As of June 30, 2024, the Company has repaid approximately $0.6 million of notes payable.

Note 7 - Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
• Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
• Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
• Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

As of June 30, 2024 and December 31, 2023, the Company’s aggregate fair value of warrants outstanding was nominal.
Note 8 – Stockholders’ Equity
At-the-Market Offering
As of June 30, 2024, the Company has received net proceeds on sales of 32,163 shares of common stock under the at-the-market offering of approximately $0.6 million after deducting $28,000 in commissions and expenses. The weighted-average price of the common stock was $19.11 per share.
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
As of June 30, 2024, the Company received net proceeds on sales of 1,739,958 shares of common stock of approximately $10.7 million, after deducting commissions and expenses, at a weighted average price of $6.93 per share.
Preferred Stock Conversions
On May 2024, the Company executed a Second Amended and Restated Certificate of Designations, Preferences and Rights of its Series A, Series B, and Series C preferred stock (collectively “May 2024 COD”) following the approval of the Company’s Board of Directors and the requisite numbers of Series A, Series B, and Series C preferred stockholders (collectively “Senior Preferred Stocks”). Under the May 2024 COD, the Company revised the conversion price of its Senior Preferred Stocks to $0.0462 to incentivize the holders to convert their shares into the Company’s common stock. The following table summarizes the number of common stock issued upon the conversion of the Senior Preferred Stock:

Series of Preferred Stock	Number of Preferred Stock Shares Converted	Number of Common Stock Issued Upon Conversion
Series A	251	36,220
Series B	1,443	220,782
Series C	500,756	78,056
Total	502,450	335,058
The Company concluded that the conversion is an induced conversion and the fair value for the inducement is recognized as a deemed dividend. Due to the fact that the Company does not have any retained earnings, the Company will record the corresponding entries to additional paid-in capital and the debit/credit has a net nil impact on stockholders’ deficit during the period ended June 30, 2024. As of June 30, 2024, the Company recorded a $5,000 entry to additional paid-in capital and common stock par value related to the Senior Preferred Stock conversions.
On May 2024, the holders of Series F, F-1, and F-2 holders exercised their option to convert the shares into common stock utilizing the Alternate Conversion feature. As part of the original terms of the Series F, the shares may be converted to common stock based on the alternate conversion price that is lower than the original conversion price of $0.1478 per share (“Alternate Conversion”) if certain events were to occur (“Triggering Event”). The Triggering Events that occurred that enabled an Alternate Conversion is the (i) failure of the applicable registration statement to be filed with the SEC on or prior to the date that is five (5) days after the applicable filing deadline, and (ii) failure to pay dividends. The Alternate Conversion price is the lowest of (i) the conversion price in effect on the conversion date of the applicable Alternate Conversion, (ii) the greater of (x) the floor price of $0.1478, and (y) 80% of the volume-weighted average price (“VWAP”) of the common stock on the trading day preceding delivery day of the conversion notice, (iii) 80% of the VWAP of common stock as of the trading day of the conversion notice delivery day, and (iv) the greater of (x) the floor price of $0.1478, and (y) 80% of the price of the quotient (I) sum of three lowest days of common stock VWAP over 15 days, divided by (II) three. The following table summarizes the number of shares of common stock issued upon the conversion:

Series of Preferred Stock	Number of Preferred Stock Shares Converted	Number of Common Stock Issued through Conversion	Number of Common Stock Issued for Deemed Dividend in Connection with Conversion	Total Number of Common Stock Issued upon Conversion
Series F	4,448	648,441	38,799	648,441
Series F-1	653	113,576	—	113,576
Series F-2	1,153	140,264	10,990	140,264
Total	6,254	902,281	49,789	902,281

The Series F, F-1, and F-2 preferred stock were converted to common stock based on the triggering of the Alternative Conversions provisions. As such, the carrying value of the Series F, F-1, and F-2 preferred stock were derecognized. Additionally, the issued shares of common stock from the Series F conversion were recognized at par value and the triggered Alternative Conversion recognized as a deemed dividend. The Company will record the corresponding entries to additional paid-in capital and the debit/credit has a net nil impact on stockholders’ deficit during the period ended June 30, 2024. As of June 30, 2024, the Company recorded a $14,000 entry to additional paid-in capital and common stock par value related to the Series F, F-1, and F-2 conversions.
Note 9 – Stock-Based Compensation
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
A summary of activity under the Plans for the six months ended June 30, 2024 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	2,578	$9,868	8.1	$—
Granted	1,667	$14	9.9	—
Forfeited	—	$—	—	—
Outstanding at June 30, 2024	4,245	$5,998	8.4	$—

Exercisable at June 30, 2024	1,770	$14,245	6.8	$—
During the six months ended June 30, 2024, the Company recognized stock-based compensation of approximately $2.4 million related to stock options. The unrecognized compensation cost totaled approximately $0.1 million which is expected to be recognized over a weighted-average period of 1.0 year.

Stock-Based Compensation
The total stock-based compensation expense recognized was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Research and development expenses	$22	$45	$52	$104
Selling, general and administrative expenses	2,129	87	2,372	209
Total stock-based compensation	$2,151	$132	$2,424	$313
As of June 30, 2024, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $0.1 million, which the Company expects to recognize over an estimated weighted-average period of 1.0 years.
Restricted Stock Units
A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	11,334	$37.74
Granted	357,478	$9.10
Vested	(137,606)	$6.35
Unvested at June 30, 2024	231,206	$17.64
During the six months ended June 30, 2024, the Company granted 357,478 restricted stock units and recognized stock-based compensation of approximately $2.1 million related to restricted stock units. The unrecognized compensation cost totaled approximately $0.9 million which is expected to be recognized over a weighted-average period of 0.7 years.
Note 10 – Warrants
The following table represents a summary of warrants to purchase shares of the Company’s common stock that are outstanding (in thousands, except for exercise price):

Warrant Issue Date	Outstanding as of June 30, 2024	Exercise Price	Expiration
June, 2020 - November, 2020	221	$10,044 - $41,850	June, 2025 to November, 2025
January, 2021 - December, 2021	335	$3,510 - $50,625	January, 2026 to December, 2026
March, 2022 - October, 2022	1,866	$2,880 - $18,000	March, 2027 to October, 2027
January, 2023	282	$2,898	January, 2028
February, 2023	1,372	$2,880 - $4,500	February, 2028
June, 2023	7,446	$1,330 - $1,384	June, 2028
March, 2024	5,001	$14	March, 2029

See Note 7 – Fair value measurements with respect to valuation techniques and assumptions because the warrants are all liability-classified and subject to fair value measurement each reporting period.

Note 11 – Leases
Leases Under Crown Electrokinetics Film Division
The Company’s Crown Electrokinetics operating segment leases and subleases various office and laboratory spaces under non-cancelable operating leases with various expiration dates through fiscal 2027, certain of which contain renewal provisions. These renewal provisions are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. The Company’s Crown Electrokinetics Film operating segment have no lease agreements that are classified as finance leases.
In March 2021, the Company entered into a lease agreement with Hudson 11601 Wilshire, LLC, to lease 3,500 square feet of office space located in Los Angeles, California. The lease term is 39 months and expires on June 30, 2024. In April 2024, the Company entered into the first amendment for the Hudson lease to revise the payment schedule for the remaining lease term expiring on June 30, 2024. Subsequently, the Company entered into the second amendment in June 2024 to extend the lease term. The second amended lease expires in September 2027. The Company recorded a right-of-use asset of approximately $0.6 million and lease liabilities of approximately $0.6 million related to the first and second amended lease agreements

Leases Under Crown Fiber Optics Division

The Crown Fiber Optics operating segment of the Company leases various offices, storage spaces, and equipment under non-cancelable operating leases. These leases have expiration dates through fiscal 2026. Certain leases include renewal options; however, these renewal options are not considered reasonably certain to be exercised and are therefore excluded from the calculation of lease payments. The Crown Fiber Optics operating segment does not have any lease agreements classified as finance leases.
The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six months Ended June 30,
	2024	2023	2024	2023
Operating leases:
Operating lease cost	$165	$126	$384	$316
Variable lease cost	20	(9)	20	49
Operating lease expense	$185	$117	$404	$365

Supplemental cash flow information are as follows (in thousands):

	Six months ended, June 30
	2024	2023
Operating cash flows - operating leases	$378	$311
Right-of-use assets obtained in exchange for operating lease liabilities	$560	$—

Present value assumptions used in calculating the present value of lease payments for the operating leases were as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term - operating leases (in years)	1.9	1.7
Weighted-average discount rate - operating leases	12.0%	12.0%
As of June 30, 2024, future minimum payments are as follows (in thousands):

Operating Leases
Six months ended December 31, 2024	$346
Year ended December 31, 2025	775
Year ended December 31, 2026	680
Year ended December 31, 2027	409
Total	2,210
Less present value discount	(297)
Operating lease liabilities	$1,913
Note 12 - Commitments and Contingencies
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
Loan Guaranty
In May 2024, the Company entered into a Corporate Guaranty agreement (the “Guaranty”) with Mobilization Funding II, LLC (“Mobilization”) and borrowed approximately $0.6 million as part of the Mobilization Note 2 discussed in Note 6. As part of the Guaranty, the Company agreed to be the primary obligor for the fiber optics group segment and be responsible for the repayment of all principal and interest borrowed under the Guaranty. As of June 30, 2024, all amounts under the Guaranty had been repaid and no further amounts were borrowable.

Note 13 – Segment Reporting

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

Our CODM does not evaluate operating segments using asset or liability information.

The following table presents a comparative summary of the Company’s revenues by reportable segment for the periods presented (in thousands):

	For the three months ended, June 30		For the six months ended June 30,
	2024	2023	2024	2023
Segment Revenue
Film	$—	$—	$—	$—
Fiber Optics	$4,648	$37	$5,330	59
Total Revenue	$4,648	$37	$5,330	$59

Operations by reportable segment for the three months ended June 30, 2024 and 2023, are as follows (in thousands):

	For the three months ended June 30, 2024
	Film	Fiber Optics	Corporate and Other(a)	Total
Revenue	$—	$4,648	$—	$4,648

Cost of revenue, excluding depreciation and amortization	—	(4,039)	—	(4,039)
Depreciation and amortization	(141)	(78)	—	(219)
Research and development	(1,111)	—	—	(1,111)
General and administrative	—	(616)	(3,571)	(4,187)
Loss from operations	(1,252)	(85)	(3,571)	(4,908)

Other income (expense):
Interest income (expense)	—	(154)	9	(145)
Change in fair value of warrants	—	—	23	23
Other expense	—	—	1	1
Total other income (expense)	—	(154)	33	(121)

Loss before income taxes	$(1,252)	$(239)	$(3,538)	$(5,029)
(a)The Corporate and Other are expenses that are not currently allocated between our film and fiber divisions.

	For the three months ended June 30, 2023
	Film	Fiber Optics	Corporate and Other(a)	Total
Revenue	$—	$37	$—	$37

Cost of revenue, excluding depreciation and amortization	—	(23)	—	(23)
Depreciation and amortization	(61)	(20)	—	(81)
Research and development	(490)	—	—	(490)
General and administrative	—	(2,408)	(1,920)	(4,328)
Loss from operations	(551)	(2,414)	(1,920)	(4,885)

Other income (expense):
Interest expense	—	(3)	(2,505)	(2,508)
Loss on extinguishment of debt	—	—	(2,345)	(2,345)
Change in fair value of warrants	—	—	2,130	2,130
Change in fair value of notes	—	—	(6,883)	(6,883)
Other expense	—	—	(28)	(28)
Total other income (expense)	—	(3)	(9,631)	(9,634)

Loss before income taxes	$(551)	$(2,417)	$(11,551)	$(14,519)
(a) The Corporate and Other are expenses that are not currently allocated between our film and fiber divisions.

	For the six months ended June 30, 2024
	Film	Fiber Optics	Corporate and Other(a)	Total
Revenue	$—	$5,330	$—	$5,330

Cost of revenue, excluding depreciation and amortization	—	(5,819)	—	(5,819)
Depreciation and amortization	(283)	(3)	—	(286)
Research and development	(1,867)	—	—	(1,867)
General and administrative	—	(750)	(5,220)	(5,970)
Loss from operations	(2,150)	(1,242)	(5,220)	(8,612)

Other income (expense):
Interest expense	—	(163)	(842)	(1,005)
Other expense	—	—	(24)	(24)
Total other income (expense)	—	(163)	(866)	(1,029)

Loss before income taxes	$(2,150)	$(1,405)	$(6,086)	$(9,641)

(a)The Corporate and Other are expenses that are not currently allocated between our film and fiber divisions.

	For the six months ended June 30, 2023
	Film	Fiber Optics	Corporate and Other(a)	Total
Revenue	$—	$59	$—	$59

Cost of revenue, excluding depreciation and amortization	—	(54)	—	(54)
Depreciation and amortization	(181)	(82)	—	(263)
Research and development	(1,031)	—	—	(1,031)
Selling, general and administrative	(3,504)	(2,936)	(1,282)	(7,722)
Loss from operations	(4,716)	(3,013)	(1,282)	(9,011)

Other income (expense):
Interest expense	—	(10)	(4,515)	(4,525)
Loss on extinguishment of warrant liability	—	—	(504)	(504)
Loss on extinguishment of debt	—	—	(2,345)	(2,345)
Gain on issuance of convertible notes	—	—	64	64
Change in fair value of warrants	—	—	7,736	7,736
Change in fair value of notes	—	—	(7,000)	(7,000)
Other expense	—	—	(1,234)	(1,234)
Total other income (expense)	—	(10)	(7,798)	(7,808)

Loss before income taxes	$(4,716)	$(3,023)	$(9,080)	$(16,819)

(a)The Corporate and Other are expenses that are not currently allocated between our film and fiber divisions.

The following table presents long-lived assets by segment (in thousands):

	For the six months ended, June 30
	2024	2023
Film Segment	$3,418	$9,389
Fiber Optics Segment	$3,248	$1,933
Other assets(a)	$160	$33
(a)“Other assets” primarily includes security deposits made with respect to the Company’s lease agreements.

Note 14 – Subsequent Events

From July 1, 2024 through August 14, 2024, the Company drew upon its equity line of credit (ELOC) agreement to issue and sell shares. The Company issued 535,000 shares of common stock at a weighted average price of $3.54 per share, resulting in net proceeds of approximately $1.9 million after commissions, fees, and offering costs.

Subsequent to June 30, 2024 and through the date of issuance of these interim condensed financial statements, the Company has repaid the full outstanding balance of $0.6 million and accrued interest for the Mobilization Note in July 2024.

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
Reverse Stock Split

On June 14, 2024, our board of directors authorized a reverse stock split (“June 2024 Reverse Stock Split”) at an exchange ratio of one-for-150 basis. The June 2024 Reverse Stock Split was effective on June 25, 2024, such that every 150 shares of common stock were automatically converted into one share of common stock. We did not issue fractional certificates for post-reverse split common stock shares in connection with the June 2024 Reverse Stock Split. All shares of common stock that were held by a common stockholder were aggregated and each common stockholder was entitled to receive the number of whole common stock shares resulting from the combination of the aggregated common stock shares. Any fractions resulting the reverse split computation were rounded up to the next whole common stock share amount.

The number of authorized shares and the par value of the common stock was not adjusted. In connection with the June 2024 Reverse Stock Split, the conversion ratio for our outstanding convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion. All references to common stock and options to purchase common stock share data, per share data and related information contained in the condensed consolidated financial statements have been adjusted to reflect the effect of the June 2024 Reverse Stock Split.

In August 2023, our board of directors authorized and effected a reverse stock split (“August 2023 Reverse Stock Split”) at an exchange ratio of one-for-60 basis.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023, respectively, (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenue	$4,648	$37	$4,611	$5,330	$59	$5271

Cost of revenue, excluding depreciation and amortization	(4,039)	(23)	(4,016)	(5,819)	(54)	(5,765)
Depreciation and amortization	(219)	(81)	(138)	(286)	(263)	(23)
Research and development	(1,111)	(490)	(621)	(1,867)	(1,031)	(836)
General and administrative	(4,187)	(4,328)	141	(5,970)	(7,722)	1,752
Loss from operations	(4,908)	(4,885)	(23)	(8,612)	(9,011)	399

Other income (expense)
Interest expense	(145)	(2,508)	2,363	(1,005)	(4,525)	3,520
Loss on extinguishment of warrant liability	-	-	-	-	(504)	504
Loss on extinguishment of debt	-	(2,345)	2,345	-	(2,345)	2,345
Gain on issuance of convertible notes	-	-	-	-	64	(64)
Change in fair value of warrants	23	2,130	(2,107)	-	7,736	(7,736)
Change in fair value of notes	-	(6,883)	6,883	-	(7,000)	7,000
Other expense	1	(28)	29	(24)	(1,234)	1,210
Total other income (expense)	(121)	(9,634)	9,513	(1,029)	(7,808)	6,779

Loss before income taxes	(5,029)	(14,519)	9,490	(9,641)	(16,819)	7,178

Net loss	$(5,029)	$(14,519)	9,490	(9,641)	(16,819)	7,178
Revenue
Revenue is solely generated by Crown Fiber Optics, and was $4.6 million and $37,000 for the three months ended June 30, 2024 and 2023 and $5.3 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. The increase in revenue of $4.6 million for the three months ended June 30, 2024 compared to the same period in 2023, is due to new contracts the Company entered into with new subcontractors in the first quarter of 2024.
The increase in revenue of $5.2 million for the six months ended June 30, 2024 compared to the same period in 2023, is due to new contracts the Company entered into with new subcontractors in the first quarter of 2024.
Cost of Revenue, excluding depreciation and amortization
Cost of revenue is solely generated by Crown Fiber Optics, and was $4.0 million and $23,000 for the three months ended June 30, 2024, and 2023 and $5.8 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.
The increase in cost of revenue of $4.0 million for the three months ended June 30 2024 compared to the same period in 2023, is due to increases in compensation related to cost of sales of $0.3 million, subcontractor labor of $2.7 million, equipment cost of $0.6 million and other costs related to supplies, materials and maintenance of $0.4 million.

The increase in cost of revenue of $5.6 million for the six months ended June 30 2024 compared to the same period in 2023, is due to increases in compensation related to cost of sales of $0.9 million, insurance of $0.3 million, subcontractor labor of $3.0 million, equipment cost of $1.0 million and other costs related to supplies, materials and maintenance of $0.4 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2024 and 2023, were $0.2 million and $0.1 million, respectively.

Depreciation and amortization expense for the six months ended June 30, 2024 and 2023, were $0.3 million and $0.3 milion, respectively.

Depreciation and amortization expense for the three and six months ended June 30, 2024 remained generally consistent with the same periods in 2023 due to comparable depreciation and amortization of the underlying property and equipment and intangible assets, respectively.

Research and Development

Research and development expenses were $1.1 million for the three months ended June 30, 2024 compared to $0.5 million for the three months ended June 20, 2023. The increase of $0.6 million is primarily related to an increase in salaries and benefits.

Research and development expenses were $1.9 million for the six months ended June 30, 2024 compared to $1.0 million for the six months ended June 20, 2023. The increase of $0.9 million is primarily related to an increase in salaries and benefits.

General and Administrative

General and administrative (“G&A”) expenses were $4.2 million and $4.3 million for the three months ended June 30, 2024 and 2023, respectively. The $0.1 million decrease in G&A expenses is primarily due to a decrease in professional fees of $1.2 million, decrease in insurance expense of $0.1 million, and decrease in other expenses of $0.4 million, partially offset by an increase in compensation and benefits related to wages of $1.3 million.

General and administrative (“G&A”) expenses were $6.0 million and $7.7 million for the six months ended June 30, 2024 and 2023, respectively. The $1.6 million decrease in G&A expenses is primarily due a decrease in professional fees of $1.6 million, decrease in insurance expense of $0.7 million, and decrease in other expenses of $0.2 million, partially offset by an increase in compensation and benefits related to wages of $0.5 million.

Interest expense

Interest expense was $0.1 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $2.4 million is primarily related to a decrease in amortization of deferred asset related to the Company's standby letter of credit and equity line of credit.

Interest expense was $1.0 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $3.5 million is primarily related to a decrease in amortization of deferred asset related to the Company's standby letter of credit and equity line of credit.

Loss on extinguishment of warrant liability

There was no loss on extinguishment of warrant liability for the three months ended June 30, 2024 and 2023, respectively.

Loss on extinguishment of warrant liability were zero and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. Loss on extinguishment of warrant liability of $0.5 million related to a warrant inducement and exercise agreement with certain holders in connection with the 2022 Notes. There was no loss on extinguishment of warrant liability for the six months ended June 30, 2024.

Loss on extinguishment of debt

Loss on extinguishment of debt was zero and $2.3 million for the three months ended June 30, 2024 and 2023, respectively. The decrease is primarily related to repayments of all debt related to our standby letter of credit.

Loss on extinguishment of debt was zero and $2.3 million for the six months ended June 30, 2024 and 2023, respectively. The decrease is primarily related to repayments of all debt related to our standby letter of credit.

Gain on issuance of convertible notes

There was no gain on issuance of convertible notes for the three months ended June 30, 2024 and 2023.

Gain on issuance of convertible notes was zero and $0.1 million for the six months ended June 30, 2024 and 2023. The decrease is primarily related to repayments of all debt related to our standby letter of credit.

Change in fair value of warrants

Change in fair value of warrants were $23,000 and $2.1 million for the three months ended June 30, 2024 and 2023, respectively. The decrease is primarily due to change in fair value of warrants that were recorded in prior quarter and none for the current quarter.

Change in fair value of warrants were zero and $7.7 million for the six months ended June 30, 2024 and 2023, respectively. The decrease is primarily due to change in fair value of warrants that were recorded in prior quarter and none for the current quarter.

Change in fair value of notes

Change in fair value of notes were zero and $6.9 million for the three months ended June 30, 2024 and 2023, respectively. The $6.9 million recorded in prior quarter was primarily related to record of note issuances.

Change in fair value of notes were zero and $7.0 million for the six months ended June 30, 2024 and 2023, respectively. The $7.0 million recorded in prior quarter was primarily related to record of note issuances.

Other Income (Expense), Net

Other expense for the three months ended June 30, 2024 was nominal compared to $28,000 for the three months ended June 30, 2023. The decrease is due to a decrease in amortization expense reclass as well as other warrant issuances in connection with a waiver agreement.

Other expense for the six months ended June 30, 2024 was $23,000 compared to $1.2 million for the six months ended June 30, 2023. The decrease is due to a decrease in amortization expense reclass as well as other warrant issuances in connection with a waiver agreement.
Liquidity and Going Concern

	June 30, 2024	June 30, 2023	Change

Cash at the beginning of the period	$1,059	$821	$238
Net cash used in operating activities	(8,853)	(8,388)	(465)
Net cash used in investing activities	(56)	(1,351)	1,295
Net cash provided by financing activities	11,840	8,954	2,886
Cash at the end of the period	$3,990	$36	$3,954
We had an accumulated deficit of approximately $126.6 million, and a net loss of $9.6 million, and used approximately $8.9 million in net cash in operating activities for the six months ended June 30, 2024. We expect to continue to incur ongoing administrative and other expenses, including public company expenses.

In connection with our Equity Line of Credit (ELOC), the Company the Company received net proceeds on sales of     1,739,958 shares of common stock of approximately $10.7 million, after deducting commissions and expenses, at a weighted average price of $6.93 per share.
The following represents a summary of our 2023 activities:
•January 3, 2023: We secured net proceeds of $1.0 million from issuing senior secured notes with a principal of $1.2 million and debt discount of $0.2 million.
•February 2, 2023: We drew $2.0 million from the Line of Credit ("LOC"); issued an LOC Note, due in 60 days.
•April 4, 2023: We paid $0.3 million towards the LOC balance.
•May 16, 2023: We made a second draw of $0.2 million from the LOC; issued the 2nd LOC Note, due July 16, 2023, with 15% annual interest.
•May 26, 2023: We drew an additional $0.2 million from the LOC; issued the 3rd LOC Note, due June 2, 2023, with a $0.2 million commitment fee and no interest.
•June 13, 2023: We partially redeemed the LOC Note principal and fully redeemed the 2nd and 3rd LOC Notes, including accrued interest and fees, for approximately $2.1 million.
•July 25, 2023: We entered into a $0.1 million Demand Notes Agreement ("Q3 Demand Notes"), payable upon demand after our initial securities offering or by August 25, 2024.

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
Cash Flows
Net Cash Used in Operating Activities
For the six months ended June 30, 2024, net cash used in operating activities was $8.9 million, which primarily consisted of our net loss of $9.6 million, adjusted for non-cash expenses of $3.5 million, which primarily consist of stock-based compensation of $2.4 million, depreciation and amortization of $0.4 million, amortization of deferred debt issuance costs of $1.0 million, and amortization of right of use assets of $0.4 million. The net change in operating assets and liabilities was $3.3 million, primarily consisting of an increase of deferred revenue of $1.3 million, prepaid and other assets of $0.1 million and accounts payable of $0.7 million, offset by a decrease of accounts receivable $3.3 million, contract asset of $1.2 million, note receivables of $0.2 million, accrued expenses of $0.5 million and lease liability of $0.4 million.
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
Net Cash Used in Investing Activities
For the six months ended June 30, 2024, net cash used in investing activities was approximately $0.1 million, consisting of purchases of equipment.
For the six months ended June 30, 2023, net cash used in investing activities was approximately $1.4 million, consisting of cash paid for the acquisition of Amerigen 7 of approximately $0.6 million, and purchases of equipment totaling $0.7 million.

Net Cash Provided by Financing Activities
For the six months ended June 30, 2024, net cash provided by financing activities was $11.8 million, consisting of $10.7 million in proceeds from issuance of common stock in connection with equity line of credit, net of offering costs, borrowing of notes payable of $1.2 million, and proceeds from issuance of common stock of $0.6 million, partially offset by repayment of notes payable of $0.7 million.
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

Our accounting estimates, specifically related to the impairment of long-lived assets, cost-to-cost (input) revenue recognition method and share-based compensation, play a crucial role in our financial reporting. Despite our thorough assessment, we have not identified any recent events or conditions necessitating revisions to our estimates and assumptions that would materially impact the carrying values of our assets or liabilities as of this Form 10-Q’s issuance date. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

The use of the cost-to-cost (input) revenue recognition method requires us to make estimates regarding the total costs expected to complete each contract. These estimates are based on historical experience, project-specific factors, and other assumptions believed to be reasonable under the circumstances. The accuracy of these estimates can significantly impact the timing and amount of revenue recognized. Adjustments to estimated costs are made on a continuous basis and recognized in the period in which the revisions are identified. If the estimated total costs exceed the total contract revenue, a provision for the expected loss on the contract is recognized immediately.
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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Management is committed to accurate and ethical business practices. Based on our evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Crown Electrokinetics Corp.

Dated: August 14, 2024	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and
Principal Executive Officer

Dated: August 14, 2024	/s/ Joel Krutz
Joel Krutz
Chief Financial Officer and
Principal Financial Officer