Form 10-Q
period 2024-09-30
Crown Electrokinetics Corp.
filed 2024-11-15
CIK 1761696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.0001 par value per share, outstanding as of November 14, 2024 was 9,301,635.

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
ii

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements.
CROWN ELECTROKINETICS CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$3,087	$1,059
Accounts and retention receivables	4,869	83
Contract assets	255	—
Prepaid and other current assets	382	728
Note receivable	158	—
Total current assets	8,751	1,870
Prepaid expenses - non-current	210	—
Property and equipment, net	5,316	3,129
Intangible assets, net	1,213	1,382
Right-of-use assets	1,720	1,701
Deferred debt issuance costs	223	1,306
Other assets	191	139
TOTAL ASSETS	$17,624	$9,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,337	$1,500
Accrued expenses	917	1,194
Lease liabilities - current	639	655
Notes payable - current	128	429
Contract liabilities	240	—
Total current liabilities	6,261	3,778
Notes payable - non-current	310	—
Lease liabilities - non-current	1,130	1,072
Total liabilities	7,701	4,850

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Series A preferred stock, par value $0.0001; 300 shares authorized, no issued and shares outstanding as of September 30, 2024, and 251 shares issued and outstanding as of December 31, 2023; liquidation preference zero as of September 30, 2024 and $261 as of December 31, 2023	—	—
Series B preferred stock, par value $0.0001; 1,500 shares authorized, no shares issued and outstanding as of September 30, 2024, and 1,443 shares issued and outstanding as of December 31, 2023; liquidation preference zero as of September 30, 2024 and $1,501 as of December 31, 2023	—	—
Series C preferred stock, par value $0.0001; 600,000 shares authorized, no shares issued and outstanding as of September 30, 2024, and 500,756 shares issued and outstanding as of December 31, 2023; liquidation preference zero as of September 30, 2024 and $531 as of December 31, 2023	—	—
Series D preferred stock, par value $0.0001; 7,000 shares authorized, no shares issued and outstanding as of September 30, 2024, and December 31, 2023; liquidation preference zero as of September 30, 2024 and December 31, 2023	—	—
Series E preferred stock, par value $0.0001; 77,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Series F preferred stock, par value $0.0001; 9,073 shares authorized, no shares issued and outstanding as of September 30, 2024, and 4,448 shares issued and outstanding as of December 31, 2023; liquidation preference zero as of September 30, 2024 and $4,753 as of December 31, 2023	—	—
Series F-1 preferred stock, par value $0.0001; 9,052 shares authorized, no shares issued and outstanding as of September 30, 2024, and 653 shares issued and outstanding as of December 31, 2023; liquidation preference zero as of September 30, 2024 and $696 as of December 31, 2023	—	—
Series F-2 preferred stock, par value $0.0001; 9,052 shares authorized, no shares issued and outstanding as of September 30, 2024, and 1,153 shares issued and outstanding as of December 31, 2023; liquidation preference zero as of September 30, 2024 and $1,232 as of December 31, 2023	—	—
Common stock, par value $0.0001; 800,000,000 shares authorized; 6,708,113 and 171,677 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	7
Additional paid-in capital	142,423	121,665
Accumulated deficit	(132,500)	(116,995)
Total stockholders’ equity	9,923	4,677
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,624	$9,527
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$8,037	$—	$13,367	$59
Cost of revenue	6,623	—	12,442	54
Gross profit	1,414	—	925	5

Operating expenses:
Research and development	720	492	1,945	1,523
General and administrative	6,507	2,941	13,405	10,926
Total operating expenses	7,227	3,433	15,350	12,449

Loss from operations	(5,813)	(3,433)	(14,425)	(12,444)

Other income (expense), net:
Interest expense	—	(2,445)	(1,001)	(6,970)
Loss on extinguishment of warrant liability	—	—	—	(504)
Loss on extinguishment of debt	—	—	—	(2,345)
Gain on issuance of convertible notes	—	—	—	64
Change in fair value of warrants	—	2,688	—	10,424
Change in fair value of notes	—	(40)	—	(7,040)
Change in fair value of derivative liability	—	401	—	401
Other expense, net	(51)	(30)	(79)	(1,264)
Total other income (expense), net	(51)	574	(1,080)	(7,234)

Net loss	(5,864)	(2,859)	(15,505)	(19,678)
Deemed dividend on Series D preferred stock	—	—	—	(6)
Cumulative dividends on Series A preferred stock	—	(5)	(18)	(14)
Cumulative dividends on Series B preferred stock	—	(29)	(17)	(78)
Cumulative dividends on Series C preferred stock	—	(10)	(46)	(20)
Cumulative dividends on Series D preferred stock	—	—	—	(53)
Cumulative dividends on Series F preferred stock	—	(144)	(341)	(190)
Cumulative dividends on Series F-1 preferred stock	—	(51)	(60)	(71)
Cumulative dividends on Series F-2 preferred stock	—	(44)	(19)	(44)
Deemed dividend in connection with conversion of Series A, Series B, and Series C preferred stock	—	—	(1,350)	—
Deemed dividend in connection with conversion of Series F, F-1, and F-2	—	—	(3,874)	—
Net loss attributable to common stockholders	$(5,864)	$(3,142)	$(21,230)	$(20,154)
Net loss per share attributable to common stockholders	$(1.26)	$(140.54)	$(9.54)	$(1,941.24)

Weighted-average shares outstanding, basic and diluted (a):	4,662,086	22,356	2,224,477	10,382
(a) Amounts as of September 30, 2023 differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting or the Reverse Stock Split (as defined in the Notes to the Condensed Consolidated Financial Statements).
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F-1 Preferred Stock		Series F-2 Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Balance as of December 31, 2023	251	$—	1,443	$—	500,756	$—	—	$—	—	$—	4,448	$—	653	$—	1,153	$—	318,463	$7	$121,665	$(116,995)	$4,677
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	140,904	3	1,388	—	1,391
Issuance of common stock/at-the-market offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	32,163	—	588	—	588
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	274	—	274
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,612)	(4,612)
Balance at March 31, 2024 (unaudited)	251	—	1,443	—	500,756	—	—	—	—	—	4,448	—	653	—	1,153	—	491,530	10	123,915	(121,607)	2,318
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,599,123	—	9,343	—	9,343
Issuance of common stock upon the conversion of Series A preferred stock	(251)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36,220	—	—	—	—
Issuance of common stock upon the conversion of Series B preferred stock	—	—	(1,443)	—	—	—	—	—	—	—	—	—	—	—	—	—	220,782	—	—	—	—
Issuance of common stock upon the conversion of Series C preferred stock	—	—	—	—	(500,756)	—	—	—	—	—	—	—	—	—	—	—	78,056	—	—	—	—
Issuance of common stock upon the conversion of Series F preferred stock	—	—	—	—	—	—	—	—	—	—	(4,448)	—	—	—	—	—	648,441	—	—	—	—
Issuance of common stock upon the conversion of Series F-1 preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(653)	—	—	—	113,576	—	—	—	—
Issuance of common stock upon the conversion of Series F-2 preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,153)	—	140,264	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	126,666	—	—	—	—
Reclassification of common stock to additional paid-in capital to reflect no change in par value in connection with reverse stock split	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10)	10	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,150	—	2,150
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,029)	(5,029)
Balance at June 30, 2024 (unaudited)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,454,658	—	135,418	(126,636)	8,782
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,493,000	—	3,606	—	3,606
Issuance of common stock/at-the-market offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	980,294	—	1,183	—	1,183
Issuance of common stock in connection with employee inducement award (See Note 7)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	200,000	—	292	—	292
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,861	—	1,861
Issuance of common stock in connection with warrant exchange	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50,000	—	63	—	63
Conversion of accrued Series F and F-1 preferred stock dividends liability to common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	25,712	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	504,449	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,864)	(5,864)
Balance as of September 30, 2024 (Unaudited)	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	6,708,113	$—	$142,423	$(132,500)	$9,923
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(Unaudited)
(in thousands, except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F-1 Preferred Stock		Series F-2 Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Balance as of December 31, 2022	251	$—	1,443	$—	500,756	$—	1,058	$—	—	$—	—	$—	—	$—	—	$—	149,043	$2	$88,533	$(88,005)	$530
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	729	1	2,061	—	2,062
Issuance of common stock in connection with conversion of notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	210	—	516	—	516
Issuance of common stock/at-the-market offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,412	1	2,106	—	2,107
Issuance of Series E preferred stock in connection with LOC	—	—	—	—	—	—	—	—	5,000	—	—	—	—	—	—	—	—	—	4,350	—	4,350
Deemed dividend for repricing of Series D preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6	(6)	—
Commitment to issue shares of common stock in connection with March waiver agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	298	—	298
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	265	—	181	—	181
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,300)	(2,300)
Balance at March 31, 2023 (Unaudited)	251	—	1,443	—	500,756	—	1,058	—	5,000	—	—	—	—	—	—	—	151,659	4	98,051	(90,311)	7,744
Issuance of common stock in connection with Series A and Series B Dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50	—	—	—	—
Issuance of common stock upon the conversion of Series E preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	556	1	—	—	1
Issuance of common stock in connection with conversion of October Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,660	1	2,165	—	2,166
Dividends paid in shares of Series D preferred stock	—	—	—	—	—	—	139	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Series D preferred stock exchanged for Series F preferred stock in connection with Exchange Agreements	—	—	—	—	—	—	(1,197)	—	—	—	1,847	—	—	—	—	—	—	—	(450)	—	(450)

Conversion of Demand Notes and October Notes into Series F preferred stock in connection with Exchange Agreements	—	—	—	—	—	—	—	—	—	—	3,198	—	3,583	—	—	—	—	—	1,276	—	1,276
Conversion of January Notes into Series F preferred stock in connection with Exchange Agreements	—	—	—	—	—	—	—	—	—	—	206	—	—	—	1,153	—	—	—	82	—	82
Issuance of Series F-1 preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,372	—	1,372
Issuance of Series F-2 preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	464	—	464
Commitment to issue shares of common stock in connection with January Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,410	—	2,410
Commitment to issue shares of common stock in connection with LOC Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	230	—	230
Commitment to issue shares of Series E preferred stock in connection with LOC Notes	—	—	—	—	—	—	—	—	(5,000)	—	—	—	—	—	—	—	—	—	3,363	—	3,363
Commitment to issue shares of common stock in connection with Demand Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	286	—	286
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	132	—	132
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,519)	(14,519)
Balance as of June 30, 2023 (unaudited)	251	—	1,443	—	500,756	—	—	—	—	—	5,251	—	3,583	—	1,153	—	153,925	6	109,381	(104,830)	4,557
Issuance of common stock to settle commitment shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,807	1	(1)	—	—
Issuance of common stock in connection with January Notes Settlement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,265	—	1,160	—	1,160
Issuance of common stock in connection with equity line of credit issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	146	—	114	—	114
Issuance of common stock under the equity line of credit, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	26,580	—	4,489	—	4,489
Issuance of common stock/at-the-market offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,887	—	1,680	—	1,680
Conversion of Series F preferred stock into common stock	—	—	—	—	—	—	—	—	—	—	(803)	—	—	—	—	—	689	—	—	—	—
Conversion of Series F-1 preferred stock into common stock	—	—	—	—	—	—	—	—	—	—	—	—	(2,930)	—	—	—	2,172	—	—	—	—
Reverse stock split rounding	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	220	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	133	—	133

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,859)	(2,859)
Balance as of September 30, 2023 (Unaudited)	251	$—	1,443	$—	500,756	$—	—	$—	—	$—	4,448	$—	653	$—	1,153	$—	192,691	$7	$116,956	$(107,689)	$9,274
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,505)	$(19,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and employee inducement award	4,577	446
Depreciation and amortization	694	542
Loss on extinguishment of warrant liability	—	504
Change in fair value of warrant liability	—	(10,424)
Change in fair value of derivative liability	—	(401)
Gain on issuance of convertible note	—	(64)
Loss on extinguishment of debt	—	2,345
Change in fair value of notes	—	7,040
Amortization of deferred debt issuance costs	1,083	6,800
Amortization of right-of-use assets	541	339
Loss on disposal of equipment	—	380
Other non-cash expenses in relation to warrant modification and additional paid-in capital	63	467
Changes in operating assets and liabilities:
Prepaid and other assets	84	136
Accounts and retention receivables	(4,786)	—
Contract assets	(255)	—
Contract liabilities	240	—
Accounts payable	2,297	732
Accrued expenses	(277)	(575)
Lease liabilities	(518)	(398)
Net cash used in operating activities	(11,762)	(11,809)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Amerigen 7	—	(645)
Purchases of property and equipment	(2,123)	(1,084)
Advances on note receivables	(243)	—
Repayments of note receivables	85	—
Net cash used in investing activities	(2,281)	(1,729)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	—	2,062
Proceeds from the issuance of common stock / at-the-market offering, net of offering costs	1,771	3,787
Proceeds from the issuance of notes in connection with line of credit	—	2,350
Proceeds from issuance of Series F-1 preferred stock	—	2,328
Proceeds from issuance of Series F-2 preferred stock	—	748
Proceeds from issuance of Senior Secured Notes, net of fees paid	—	1,357
Payments of notes payable	(40)	(2,348)
Proceeds from lines-of-credit	1,118	—
Repayments of lines-of-credit	(1,118)	—
Proceeds from the issuance of common stock in connection with equity line of credit, net of offering costs	14,340	4,489
Net cash provided by financing activities	16,071	14,773

Net increase in cash	2,028	1,235
Cash — beginning of period	1,059	821
Cash — end of period	$3,087	$2,056
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$150	$9
Cash paid for taxes	$2	$—
Right-of-use assets in exchange of operating lease liabilities	$560	$—
Reduction of right-of-use and lease liability due to termination	$—	$802
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series A preferred stock into common stock	$251	$—
Conversion of Series B preferred stock into common stock	$1,530	$—
Conversion of Series C preferred stock into common stock	$501	$—
Conversion of Series F preferred stock into common stock	$4,438	$—
Conversion of Series F-1 preferred stock into common stock	$653	$—
Conversion of Series F-2 preferred stock into common stock	$1,163	$—
Deemed dividend in connection with conversion of Series A, Series B, and Series C preferred stock	$1,350	$—
Deemed dividend in connection with conversion of Series F, F-1, and F-2 preferred stock	$3,874	$—
Net impact of reclassification of common stock to APIC in connection with reverse stock split	$10	$—
Issuance of Series E preferred stock in connection with line of credit	$—	$4,350
Issuance of common stock in connection with equity line of credit	$—	$114
Issuance of Series F preferred stock in connection with exchange of Series D preferred stock	$—	$450
Issuance of common stock in connection with conversion of notes	$—	$2,681
Issuance of common stock in connection with Senior Secured Notes settlement	$—	$1,160
Conversion of Senior Secured Notes into Series F preferred stock in connection with Exchange Agreements	$—	$82
Purchase of property and equipment included in accounts payable	$540	$23
Property and equipment acquired through notes payable	$49	$—
Commitment to issue shares of common stock in connection with Demand Notes	$—	$286
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Nature of Business and Liquidity
Organization
Crown Electrokinetics Corp. (the “Company”) was incorporated in the State of Delaware on April 20, 2015.
The Company's "Smart Windows" division commercializing technology for smart or dynamic glass. The Company’s electrokinetic glass technology is an advancement on microfluidic technology that was originally developed by HP Inc.
On December 20, 2022, the Company incorporated Crown Fiber Optics Corp., a Delaware-based corporation, to own and operate its acquired business from the acquisition of Amerigen 7, LLC (“Amerigen 7”) in January 2023. Crown Fiber Optics Corp. is accounted for as a wholly-owned subsidiary of Crown Electrokinetics, Corp. The Crown Fiber Optics Corp. entity includes both the “Fiber Optics” division, which provides contracting services to the fiber optics and telecommunications infrastructure industry, and the “Slant Well” group, which focuses on the construction of slant wells for the provision of ocean water to desalination plants.
On July 26, 2024, the Company incorporated Element 82 Inc. ("Element 82"), a Delaware-based corporation, to enhance its portfolio with expertise in lead remediation.
On July 26, 2024, the Company incorporated PE Pipelines Inc., a Delaware-based corporation, to expand its portfolio in lead service line replacement and related water infrastructure projects.
On July 26, 2024, the Company incorporated Paramount Network Construction Inc., a Delaware-based corporation, to expand its portfolio in network construction and related infrastructure projects. This strategic incorporation strengthens the Company's capabilities and expertise within the critical telecommunications and public utility sectors.
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
Liquidity and Going Concern
The Company has incurred substantial operating losses and negative cash flows from operations since its inception, expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed consolidated financial statements, the Company had cash of approximately $3.1 million and an accumulated deficit of approximately $132.5 million as of September 30, 2024. For the nine months ended September 30, 2024, the Company has a net loss of approximately $15.5 million, and approximately $11.8 million of net cash used in operating activities.
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

The Company has obtained additional capital through the sale of debt or equity financings or other arrangements to fund operations including through its existing at-the-market offering; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these condensed consolidated financial statements.
Note 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. As permitted under those rules, certain footnotes or other financial information can be condensed or omitted. These condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024 (the "2023 Form 10-K").
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Accounting estimates and assumptions are inherently uncertain. Management bases its estimates and assumptions on current facts, historical experience and various other factors believed to be reasonable under the circumstances. Actual results could differ materially and adversely from these estimates. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but not limited to, cost-to-cost (input) revenue recognition method, fair value of warrant issuances, provision for expected credit losses, useful lives and recoverability of long-lived assets, valuation of deferred tax assets, stock-based compensation and operating lease right-of-use assets and liabilities.
Reclassifications
Certain reclassifications have been made to the condensed consolidated statement of cash flows for the nine months ended September 30, 2023 for consistency with the presentation of the condensed consolidated statement of cash flows for the nine months ended September 30, 2024. There was no effect on the Company's financial position or stockholders' equity as of September 30, 2024 and December 31, 2023 or the results of operations for the three and nine months ended September 30, 2024 and 2023.
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
Summary of Significant Accounting Policies
Reference is made to Note 3 Basis of Presentation and Significant Accounting Policies in the 2023 Form 10-K filed for a detailed description of significant accounting policies. There have been no significant changes to our accounting policies as disclosed in the 2023 Form 10-K.
Revenue Recognition

The Company generates revenue primarily through the four revenue streams described below which together, represent four operating segments; the Fiber Optics division, the Slant Wells group, Element 82, and the Smart Windows division. The Slant Wells group and Element 82, while reported as separate operating segments, are part of the Company's newly formed "Water Solutions" division.
The Fiber Optics division's specialty services are performed for communications providers in connection with the deployment of underground fiber optic transmission lines and include the upfront procurement of specialized equipment that will be used to provide the services.
The Slant Wells group's specialty services involves the construction of “slant wells” providing water for desalination plants and include the upfront procurement of specialized equipment that will be used to provide the services.
Element 82 helps water utility companies meet all Environmental Protection Agency compliance requirements by identifying lead pipes in residential, commercial and municipal water line systems. Their specialty services include the upfront procurement of specialized equipment that will be used to provide the services.
The Smart Windows division produces, sells and installs products referred to as the Smart Window Inserts, using DynamicTint Electrokinetic Technology that allows windows to tint and transition from clear to true black.
Together, these revenue sources support the Company’s diversified income model across its core operating segments.
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

Fiber Optics Division Revenue Recognition

The nature of the Company’s Fiber Optics division's performance in its agreements is to customize outputs by constructing infrastructure that is customer specific. The Company is required to adhere to the rules and regulations that are outlined in an agreement between the Company and the customer. As a result, the Fiber Optic division's contracts prevent the Company from directing the use of such output to any other entity except the specific customer. The customer is the only party that can benefit from the output that results from the Company’s performance of specialty services under the contract.

As such, the Company’s performance does not create an asset with an alternative use and the Company has concluded that the specialty services are recognized over time.

In accordance with ASC 606, the Company meets the criteria for recognizing revenue over time because it maintains an enforceable right to bill the customer for performance completed to date as the services are rendered. This right to bill is consistent with the Company's obligation to provide continuous access to the project, reflecting progress toward completion that is aligned with customer specifications.

To measure the progress of completion, the Company uses a cost-to-cost (input) method, by comparing costs incurred to date relative to the total expected costs to satisfy the performance obligation. When applying this method, the Company excludes the effects of any costs that do not depict its performance in transferring control of goods or services to the customer. Additionally, the Company notes that the procurement performance obligation is not considered distinct and is therefore combined with other specialty services as part of a single performance obligation.

Slant Wells Group Revenue Recognition

The nature of the Company’s Slant Wells group's performance in its agreements is to customize output by constructing slant wells that are customer specific. The Company is required to adhere to the rules and regulations that are outlined in an agreement between the Company and the customer. As a result, the slant well contracts prevent the Company from directing the use of such output to any other entity except the specific customer. The customer is the only party that can benefit from the output that results from the Company’s performance of the services under the contract. As such, the Company’s performance does not create an asset with an alternative use and the Company has concluded that the services are recognized over time.

The Company maintains an enforceable right to bill the customer for performance completed to date. This right to bill reflects the progress toward fulfilling the contract and confirms that the Company’s services are being rendered continuously, with the customer receiving benefits from the ongoing completion of the customized slant well.

To measure the progress of completion, the Company uses a cost-to-cost (input) method, by comparing costs incurred to date relative to the total expected costs to satisfy the performance obligation. The Company notes that when applying this method, it excludes the effects of any costs that do not depict its performance in transferring control of goods or services to the customer.

Element 82 Revenue Recognition

The Company performs water service line lead pipe inspection and investigation services at customer locations pursuant to the contracts. These fulfillment services which constitute a series of distinct performance obligations recognized over time, culminate in comprehensive lead pipe inspection reports which the Company is required to provide to its customers. Revenue is recognized as units are delivered (output method), reflecting the delivery of inspection report units as a percentage of the total units agreed upon in each contract.

The Company procures equipment essential for fulfilling these services. The costs associated with equipment procurement are capitalized when they meet the criteria for capitalization and are amortized over the period in which the related performance obligations are satisfied.

As of September 30, 2024 and December 31, 2023, capitalized costs related to equipment procurement were considered insignificant.

Smart Windows Division Revenue Recognition

The Company’s Smart Windows division has not entered into any material revenue contracts with its customers and no revenue was recognized for this operating segment for the three and nine months ended September 30, 2024 and 2023.
Retention Receivables
The Company’s Fiber Optics customers have a contractual right to withhold payment of a retainage amount that typically ranges between 5% to 10% of the total contract consideration. The retainage can be utilized by customers for any claims that may arise after work is completed through one year after project completion. The retainage amount is expected to be collected upon the project's completion and acceptance by the customer. As of September 30, 2024 and December 31, 2023, the Company has recorded a retainage receivable of $0.3 million and zero, respectively, which is a component of the accounts and retention receivables balance in the condensed consolidated balance sheets.
Contract Assets
The Company records contract assets for revenue recognized in excess of billings, representing amounts due from customers where revenue has been recognized based on the satisfaction of performance obligations but for which billing has not yet occurred. Contract assets, including unbilled receivables, are recorded when the Company has an unconditional right to payment, and are subsequently reclassified to accounts receivable when the right to bill the customer arises.

As of September 30, 2024, the Company's contract assets included unbilled receivables totaling $0.3 million, compared to zero as of December 31, 2023.
The following table provides a rollforward of the contract assets activity for the nine months ended September 30, 2024:

Balance as of January 1, 2024	$—
Revenue recognized prior to billings	1,109
Billings	(854)
Balance as of September 30, 2024	$255
Deferred Revenue and Contract Liabilities
The Company records deferred revenue as contract liabilities when it receives payments from customers in advance of performing the contracted services or delivering goods. Deferred revenue is recognized as revenue in the period when the services are performed or the goods are delivered, satisfying the Company's obligations under the contract terms.
For Fiber Optics and Slant Well projects, the Company recognizes revenue on a percentage-of-completion basis, based on the proportion of costs incurred to total estimated costs. For Element 82, the Company recognizes revenue on a percentage-of-completion basis, based on the proportion of units delivered to total units in the contract. In instances where significant judgments are required to estimate completion, management reviews and adjusts deferred revenue balances periodically to reflect performance progress accurately.
In instances where anticipated costs to complete a contract are expected to exceed the contract’s total revenue, the Company recognizes an estimated loss on the contract. This estimated loss is accrued as a liability and recognized in full in the period the loss is identified, ensuring the contract assets and liabilities accurately represent the Company’s financial position.

As of September 30, 2024 and December 31, 2023, the contract liabilities were $0.2 million and zero, respectively.
The following table provides a rollforward of the contract liabilities activity for the nine months ended September 30, 2024:

Balance as of January 1, 2024	$—
Billings	1,260
Revenue recognized	(1,020)
Balance as of September 30, 2024	$240
Revisions in Estimates

Profit recognition related to the Fiber Optics division and Slant Wells group’s contracts is based on estimates of transaction price and costs to complete each project. These estimates can vary significantly in the normal course of business as projects progress, circumstances develop and evolve, and uncertainties are resolved. Changes in estimates of transaction price and costs to complete may result in the reversal of previously recognized revenue if the current estimate adversely differs from the previous estimate.

When there are significant revisions in these estimates, the Company’s management reviews the nature of the changes to ensure that there are no material amounts that should have been recorded in a prior period rather than as revisions in estimates for the current period. For revisions in estimates, generally the cumulative catch-up method is used for changes to the transaction price that are part of a single performance obligation. Under this method, revisions in estimates are accounted for in their entirety in the period of change.
Provision for Credit Losses

The provision for credit losses is based on the Company’s assessment of the collectibility of its customer accounts and retention receivables and contract assets, all of which fall within the scope of ASC 326.

The Company reviews the provision for credit losses by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customer’s ability to pay. Uncollectible accounts and retention receivables and contract assets are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. The Company’s provision for credit losses was zero as of September 30, 2024 and December 31, 2023, respectively.
Concentrations of Risk and Significant Customers
The Company maintains its cash accounts with financial institutions, ensuring all deposits remain fully protected by utilizing ICS/Sweep accounts. As a result, no cash balances exceed the Federal Deposit Insurance Corporation limits, providing complete coverage and safeguarding the Company's funds through September 30, 2024.

The Company’s customers are generally large public or private companies with good credit and payment practices and a positive reputation in the industry at the time that the contracts are entered into. Furthermore, because it has the ability to stop transferring promised goods and services if payment is not received, the Company has concluded that collection risk is minimal.

Three customers accounted for 91% of accounts receivable as of September 30, 2024. Accounts receivable were not significant as of December 31, 2023.

The Company’s revenue is generated from its Fiber Optics, Slant Wells, and Element 82 segments. Three customers accounted for approximately 95% and 84% of the total revenue generated for the three and nine months ended September 30, 2024, respectively. Revenue was not significant for the three and nine months ended September 30, 2023.

For the three and nine months ended September 30, 2024, the Company’s vendor purchases primarily included costs associated with professional fees, subcontractor labor, equipment purchases and leases, and purchases of other supplies and materials. Any disruptions in the Company’s vendor relationships could have a material adverse effect on the Company’s business, results of operations and financial condition.

Reportable Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is determined to be the CODM.

The Company has four operating segments during the three and nine months ended September 30, 2024, including the Smart Windows division, the Fiber Optics division, the Slant Wells group and Element 82. The Company has four reportable segments, the Smart Windows division, the Fiber Optics division, the Slant Wells group, and Element 82.

Revenue recognized during the three and nine months ended September 30, 2024 relates to the Fiber Optics division, the Slant Wells group and Element 82.
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
Warrants

The Company estimates the fair value of certain common stock warrants issued both before and after June 30, 2024, using the Black-Scholes option pricing model. This model requires management to make significant estimates and assumptions, including the expected volatility of the Company’s stock price, the expected term of the warrants, the risk-free interest rate, and expected dividends.

Common Stock Warrants Issued Before June 30, 2024:

These warrants are classified as liabilities as their settlement terms preclude equity classification. The warrants were recorded at fair value upon issuance and are subsequently remeasured at fair value at each balance sheet date, with changes in fair value recognized within other income (expense), net in the Company’s condensed consolidated statements of operations.

The change in fair value of warrant liabilities for both the three months ended September 30, 2024 and September 30, 2023 were zero. The change in fair value of warrant liabilities for the nine months ended September 30, 2024 and September 30, 2023 were zero and $0.5 million, respectively. The fair value of warrant liabilities were insignificant as of both September 30, 2024 and December 31, 2023.

Common Stock Warrants Issued After June 30, 2024:

Warrants issued after June 30, 2024 have been classified within stockholders' equity as they meet the criteria for equity classification. Specifically, these warrants are indexed to the Company’s common stock and do not contain settlement provisions that would preclude them from equity classification. Upon issuance, the fair value of these equity-classified warrants was recorded in additional paid-in capital with no subsequent remeasurement required.

Valuation Assumptions for Black-Scholes Model:

The following key assumptions were used in the Black-Scholes model to estimate fair value:

•Volatility: Based on historical volatility of comparable companies

•Expected Term: Estimated based on the contractual term of the warrants

•Risk-Free Interest Rate: Based on U.S. Treasury yields at the time of issuance

•Dividend Yield: Assumed to be zero, as the Company does not expect to pay dividends

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
As the Company was in a net loss position for the three and nine months ended September 30, 2024 and 2023, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because the effects of potentially dilutive securities are antidilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of September 30, 2024 and 2023 are as follows:

	September 30,
	2024	2023

Series A preferred stock ("Series A")	—	21
Series B preferred stock ("Series B")	—	226
Series C preferred stock ("Series C")	—	62
Series F preferred stock ("Series F")	—	3,344
Series F-1 preferred stock ("Series F-1")	—	484
Series F-2 preferred stock ("Series F-2")	—	833
Warrants to purchase common stock (excluding penny warrants)	966,523	11,734
Warrants to purchase Series E preferred stock	5,000	5,000
Options to purchase common stock	4,045	1,052
Unvested restricted stock units	75,420	48
Commitment shares	1,420	1,335
Total	1,052,408	24,139

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. The Company adopted annual requirements under ASU 2023-07 on January 1, 2024 and plans to adopt interim requirements under ASU 2023-07 on January 1, 2025. The Company will begin including financial statement disclosures in accordance with ASU 2023-07 in its Annual Report on Form 10-K for the year ending December 31, 2024. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Note 3 - Revenue

For the three months ended September 30, 2024, the Company generated revenue of $8.0 million, compared to no revenue generated for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the Company's revenue was $13.4 million, compared to $0.1 million for the nine months ended September 30, 2023. The majority of the revenue generated for the three and nine months ended September 30, 2024 and 2023 was derived from operations within the United States.

Remaining Performance Obligations

Remaining performance obligations represent non-cancellable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods.

The Company's remaining performance obligations for contracts were $3.1 million as of September 30, 2024, of which, the Company expects to recognize approximately 100% as revenue over the next twelve months.

Note 4 – Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023

License fees	$16	$158
Prepaid rent	11	277
Other	355	293
Total	$382	$728
Note Receivable
On May 10, 2024, the Company and RamPro Construction and HDD, LLC (the "Borrower") executed a Senior Secured Promissory Note (the “May Note”). The Company promised to lend $0.2 million to the Borrower. The May Note bears interest at a rate of 5% per annum, calculated on a 360-day year basis, with interest payable upon maturity. The principal and accrued interest are due on May 25, 2025. The balance of the May Note as of September 30, 2024 was $0.2 million.
The May Note is secured by all personal property and assets of the Borrower granting the Company a first priority security interest in these assets. In the event of default, the Company has the right to declare the unpaid balance immediately due and payable and pursue remedies available to a secured party under the Uniform Commercial Code. Events of default include non-payment of principal or interest, and the bankruptcy or insolvency of the Borrower. The Company evaluates the collectibility of the note receivable regularly and maintains a provision for credit losses based on historical experience, current conditions, and reasonable forecasts. As of September 30, 2024, no provision for credit losses had been deemed necessary for the May Note.
Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023

Equipment	$4,914	$3,155
Leasehold improvements	362	362
Vehicles	700	395
Computers	54	56
Furniture and fixtures	3	3
Construction-in-progress	727	77
Total	6,760	4,048
Less: accumulated depreciation	(1,444)	(919)
Property and equipment, net	$5,316	$3,129

Depreciation expense for the three months ended September 30, 2024 and 2023 was $0.2 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $0.5 million and $0.3 million, respectively.
Intangible Assets, net
Intangible assets, net, consists of the following (in thousands):

	September 30, 2024	December 31, 2023

Patents	$1,800	$1,800
Research license	375	375
Customer relationships	4	4
Total	2,179	2,179
Less: accumulated amortization	(966)	(797)
Intangible assets, net	$1,213	$1,382
The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of September 30, 2024 (in thousands):

Estimated Amortization Expense

2024 (remaining)	$55
2025	220
2026	183
2027	180
2028	180
Thereafter	395
Total	$1,213

For the three months ended September 30, 2024 and 2023, amortization expense was approximately $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2024 and 2023, amortization expense was approximately $0.2 million and $0.2 million, respectively. As of September 30, 2024, the remaining weighted-average amortization period for acquired intangible assets was 5.79 years.

Deferred Debt Issuance Costs
Deferred debt issuance costs consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Standing letter of credit	$150	$150
Equity letter of credit	554	554
Line of credit	9,943	9,943
Total	10,647	10,647
Accumulated amortization	(10,424)	(9,341)
Deferred debt issuance costs	$223	$1,306

During the three and nine months ended September 30, 2024, the Company recorded amortization expense of $0.1 million and $0.2 million, respectively.
During the three and nine months ended September 30, 2023, the Company recorded amortization expense of $0.1 million and $0.1 million, respectively.
As of September 30, 2024, the deferred debt issuance costs related to the standing letter of credit and the line of credit has been fully amortized.

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023

Payroll and related expenses	$109	$112
Bonus	—	1,000
Other expenses	808	82
Total	$917	$1,194

Note 5 – Debt

Notes Payable

In December 2023, the Company entered into a secured notes payable agreement with Cemen Tech Capital, LLC bearing an interest rate of 8.75% per year (the "Cemen Note"). During the first quarter of fiscal 2023, the Company entered into a secured notes payable agreement with Ford Motor Credit bearing an interest rate of 6.96% per year (the "Ford Note"). The Cemen Note and the Ford Note (collectively, the "Notes") are secured by the vehicles financed. Monthly principal and interest payments are to be made commencing from the issuance date of the Cemen Note and the Ford Note through January 2030 and April 2026, respectively. The outstanding balance as of September 30, 2024 and December 31, 2023 related to the Notes was $0.3 million and $0.3 million, respectively. The difference of approximately $0.1 million for both September 30, 2024 and December 31, 2023, in the condensed consolidated balance sheets relates to several smaller notes, which are individually immaterial.

In August 2024, the Company entered into a secured notes payable agreement with Skyline Sales Inc., facilitated by Ford Motor Credit, for financing a vehicle with a total sale price of $0.1 million, of which $46,000 was financed (the "Skyline Note"). This agreement bears no annual percentage rate or finance charge, and monthly principal payments of $1,345 began on September 29, 2024, and will continue through August 29, 2027. The Skyline Note is secured by the vehicle purchased. As of September 30, 2024, the remaining balance of the Skyline Note was $31,000.

As of September 30, 2024, the expected future minimum principal payments under the Company’s notes payable are as follows (in thousands):

Expected Future Principal Note Payments
2024 (remainder)	$67
2025	81
2026	76
2027	71
2028	65
Thereafter	78
Total	$438

Lines of Credit
In May 2024, the Company entered into a line of credit ("LOC") agreement for up to $0.6 million with Mobilization Funding II, LLC (the “Mobilization LOC”) bearing an interest rate of 3% per month. The Mobilization LOC was collateralized by two construction agreements entered with two third parties, Glass Roots Construction, LLC and Fatbeam, LLC. During the quarter ended June 30, 2024 the Company drew $0.6 million on the Mobilization LOC. As of September 30, 2024, the Company has fully repaid the Mobilization LOC and no further amounts were borrowable.
In May 2024, the Company entered into a Corporate Guaranty agreement (the “Guaranty”) with Mobilization Funding II, LLC (the “Mobilization II LOC”), thereby establishing a LOC of up to $0.6 million. During the second quarter of fiscal year 2024, the Fiber Optics division borrowed approximately $0.6 million under the Mobilization II LOC. The Mobilization II LOC bears an effective interest at a rate of 57.0% per annum, calculated on a 360-day year basis, with interest payable upon maturity. The principal and accrued interest were due on October 31, 2024. As of September 30, 2024, the Company has fully repaid the Mobilization II LOC and no further amounts were borrowable.

Note 6 – Stockholders’ Equity
At-the-Market Offering
In the first half of 2024, the Company received net proceeds on sales of 32,163 shares of common stock under the at-the-market offering of approximately $0.6 million after deducting $28,000 in commissions and expenses. The weighted-average price of the common stock was $19.11 per share.
During the three months ended September 30, 2024, the Company received net proceeds on sales of 980,294 shares of common stock under the at-the-market offering of approximately $1.2 million after deducting $37,000 in commissions and expenses. The weighted-average price of the common stock was $1.24 per share.
Equity Line of Credit – Keystone Capital Partners, LLC
On July 20, 2023 (the “Execution Date”), the Company entered into an Equity Line of Credit ("ELOC") with a purchaser, Keystone Capital Partners, LLC (“Keystone”) whereby the Company has the right to sell up to an aggregate of $50.0 million of newly issued shares (the “Keystone ELOC Shares”) of the Company’s common stock. The aggregate number of shares that the Company can sell under the Keystone ELOC Purchase Agreement may not exceed 4.99% of the outstanding common stock, subject to certain exceptions set forth in the Keystone ELOC Purchase Agreement.
The purchase price of the shares of common stock that the Company elects to sell to the pursuant to the Keystone ELOC Purchase Agreement will be equal to 97.0% of the lower of (i) the lowest intraday sale price of the common stock on the Company’s current trading market on the applicable purchase date or (ii) the arithmetic average of the three lowest closing sale prices during the ten trading days immediately preceding the applicable purchase date. There is no upper limit on the price per share that Keystone could be obligated to pay for the common stock under the Keystone ELOC Purchase Agreement.
In the first half of 2024, the Company received net proceeds on sales of 1,740,027 shares of common stock of approximately $10.7 million, after deducting commissions and expenses of $1.3 million, at a weighted-average price of $6.93 per share.

During the three months ended September 30, 2024, the Company received net proceeds on sales of 1,493,000 shares of common stock of approximately $3.6 million, after deducting commissions and expenses of $0.1 million, at a weighted- average price of $2.42 per share. The amount available under this ELOC as of September 30, 2024 was approximately $30 million.
Equity Line of Credit - Liqueous, LP

On August 31, 2024 (the 'Execution Date"), the Company entered into a new ELOC with Liqueous, LP ("Liqueous"). The Company may sell up to an aggregate of $100 million in newly issued shares (the "Liqueous ELOC Shares") of its common stock during the Commitment Period. The Commitment Period in the agreement is defined as the period beginning on August 31, 2024 and ending either when the Company has sold shares up to $100 million or on the second anniversary of the Execution Date, whichever comes first.

Prior to August 31, 2024, stockholder approval was obtained to allow the Company the flexibility to issue more than 20% of its outstanding common stock, in connection with financing arrangements, including but not limited to the ELOC, on June 14, 2024. This approval provides the Company with the ability to issue shares in excess of this threshold under the ELOC or any additional financing arrangement that may require it.

The purchase price of the Liqueous ELOC Shares will be 97.0% of the lowest daily volume weighted-average price ("VWAP") of the Company's common stock during a 2-day valuation period following the applicable purchase date. There is no upper limit on the price per share that the Liqueous ELOC Purchaser could be obligated to pay for the Liqueous ELOC Shares under the agreement.
The Company's ELOC agreements contain put option features that allows the Company to sell shares of its common stock to the Keystone or Liqueous at specified discounts to the prevailing market price. These put options are classified as derivatives under ASC 815, Derivatives and Hedging. After a thorough assessment of the put option’s fair value, the Company has determined them to be insignificant. As a result, these derivatives have not been recognized in the condensed consolidated financial statements. The Company will continue to monitor the fair value of the put option in subsequent reporting periods and will recognize them in the condensed consolidated financial statements if their fair values become material.
Preferred Stock Conversions
On May 2024, the Company executed a Second Amended and Restated Certificate of Designations, Preferences and Rights of its Series A, Series B, and Series C preferred stock (collectively, the “May 2024 COD”) following the approval of the Company’s Board of Directors and the requisite numbers of Series A, Series B, and Series C preferred stockholders (collectively, the “Senior Preferred Stock”). Under the May 2024 COD, the Company revised the conversion price of its Senior Preferred Stock to $0.0462 to incentivize the holders to convert their shares into the Company’s common stock. The following table summarizes the number of common stock shares issued upon the conversion of the Senior Preferred Stock:

Series of Preferred Stock	Number of Preferred Stock Shares Converted	Number of Common Stock Shares Issued Upon Conversion
Series A	251	36,220
Series B	1,443	220,782
Series C	500,756	78,056
Total	502,450	335,058
The Company concluded that the conversion was an induced conversion and the fair value for the inducement was recognized as a deemed dividend. Due to the fact that the Company does not have any retained earnings, the Company recorded the corresponding entries to additional paid-in capital and the debit/credit had a net nil impact on stockholders’ equity during the period ended September 30, 2024.
On May 2024, the holders of Series F, F-1, and F-2 exercised their option to convert the shares into common stock utilizing the Alternate Conversion (defined below) feature. As part of the original terms of the Series F, the shares may be converted to common stock based on the Alternate Conversion Price (defined below) that is lower than the original conversion price of $0.1478 per share (“Alternate Conversion”) if certain events were to occur (“Triggering Event”). The Triggering Events that occurred that enabled an Alternate Conversion is the (i) failure of the applicable registration statement to be filed with the SEC on or prior to the date that is five (5) days after the applicable filing deadline, and (ii) failure to pay dividends. The

Alternate Conversion Price is the lowest of (i) the conversion price in effect on the conversion date of the applicable Alternate Conversion, (ii) the greater of (x) the floor price of $0.1478, and (y) 80% of the VWAP of the common stock on the trading day preceding delivery day of the conversion notice, (iii) 80% of the VWAP of common stock as of the trading day of the conversion notice delivery day, and (iv) the greater of (x) the floor price of $0.1478, and (y) 80% of the price of the quotient (I) sum of three lowest days of common stock VWAP over 15 days, divided by (II) three. The following table summarizes the number of shares of common stock issued upon the conversion:

Series of Preferred Stock	Number of Preferred Stock Shares Converted	Number of Common Stock Shares Issued through Conversion	Number of Common Stock Shares Issued for Deemed Dividend in Connection with Conversion
Series F	4,448	648,441	38,799
Series F-1	653	113,576	—
Series F-2	1,153	140,264	10,990
Total	6,254	902,281	49,789
The Series F, F-1, and F-2 preferred stock were converted to common stock based on the triggering of the Alternative Conversion provisions. As such, the carrying value of the Series F, F-1, and F-2 preferred stock were derecognized. Additionally, the issued shares of common stock from the Series F conversion were recognized at par value and the triggered Alternative Conversion recognized as a deemed dividend. The Company recorded the corresponding entries to additional paid-in capital and the debit/credit had a net nil impact on stockholders’ equity during the period ended September 30, 2024.
During the nine months ended September 30, 2024, the Company recorded a reclassification adjustment of approximately $10,000 to additional paid-in capital and common stock par value related to the Senior Preferred Stock and Series F, F-1, and F-2 conversions.
Note 7 – Stock-Based Compensation
Stock Options
The Company grants stock-based compensation under its 2024 Equity Incentive Plan (the "2024 Plan"), 2020 Long-Term Incentive Plan (the “2020 Plan”) and its 2016 Equity Incentive Plan (the “2016 Plan”). The 2024 Plan, 2020 Plan and 2016 Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants.
On March 2, 2016, the Company adopted its 2016 Plan. Under the 2016 Plan, there are 15,667 shares of the Company’s common stock available for issuance and the 2016 Plan has a term of 10 years.
On December 16, 2020, the Company adopted its 2020 Plan. Under the 2020 Plan, there are 88,889 shares of the Company’s common stock available for issuance and the 2020 Plan has a term of 10 years.
On May 9, 2024, the Company adopted its 2024 Plan. Under the 2024 Plan, there are 1,533,508 shares of the Company’s common stock available for issuance and the 2024 Plan has a term of 10 years.
Under the 2024 Plan, 2020 Plan and the 2016 Plan (collectively, the "Plans"), upon the exercise of stock options and issuance of fully vested restricted common stock, shares of common stock may be withheld to satisfy tax withholdings. The Company intends to net settle certain employee options to ensure adequate authorized shares under the Plans.
On December 22, 2022, the Company adopted its 2022 Long-Term Incentive Plan (the “2022 Plan”). Under the 2022 Plan, there are 70,000 shares of the Company’s common stock available for issuance and the 2022 Plan has a termination date of October 31, 2032.

A summary of activity under the Plans and the 2022 Plan for the nine months ended September 30, 2024 is as follows:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	2,578	$9,867.85	8.1	$—
Granted	1,667	$13.50	9.9	$—
Forfeited	(200)	$28.50	9.2	$—
Outstanding at September 30, 2024	4,045	$6,293.23	8.1	$—

Exercisable at September 30, 2024	2,299	$10,995.62	7.2	$—

During the three and nine months ended September 30, 2024, the Company recognized stock-based compensation of approximately zero and $16,000 related to stock options. The unrecognized compensation cost totaled approximately $47,000 which is expected to be recognized over a weighted-average period of 0.8 years.

During the three months ended September 30, 2024, the Company did not issue any stock options. During the nine months ended September 30, 2024, the Company issued 1,667 stock options to purchase shares of common stock.

The following table presents the weighted-average inputs used for the valuation of options granted, as per the Black-Scholes fair value model for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Dividend yield	—	—	—%	—
Expected price volatility	—	—	95.7%	—
Risk-free interest rate	—	—	4.9%	—
Expected term (years)	—	—	0.8	—
Stock-Based Compensation
The total stock-based compensation expense recognized was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Research and development expenses	$15	$46	$67	$150
General and administrative expenses	2,138	87	4,510	296
Total stock-based compensation	$2,153	$133	$4,577	$446

2024 Inducement Awards

On September 2, 2024, the Company entered into an Inducement Equity Award Agreement with a consultant, granting 500,000 restricted stock units ("RSUs") and 200,000 shares of unrestricted common stock (collectively, the “2024 Inducement Awards”) in consideration of services to be rendered to the Company. The 2024 Inducement Awards were granted outside of the 2024 Plan in accordance with Nasdaq Listing Rule 5635(c)(4), but are subject to the terms and conditions of the 2024 Plan. The 500,000 RSUs were granted when the Company’s stock price was $1.46 per share for a total grant date fair value of $0.7 million and will vest on the first anniversary of the grant date, August 30, 2025, with each vested RSUs representing the right to receive one share of the Company’s common stock. The 200,000 shares of unrestricted common stock are not subject to any vesting conditions. As of September 30, 2024, the 500,000 RSUs were accelerated and fully vested per board approval, and the Company issued 500,000 common stock related to the vested RSUs. During the three months ended September 30, 2024, the Company recognized approximately $1.0 million of stock-based compensation in general and administrative expenses related to the 2024 Inducement Awards.
Restricted Stock Units
A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	11,334	$37.74
Granted (1)	857,478	$2.39
Vested (1)	(642,047)	$1.84
Cancelled	(151,345)	$4.46
Unvested at September 30, 2024	75,420	$17.13
(1) Includes 500,000 RSUs granted and vested under the 2024 Inducement Awards with approximately $0.7 million of total recognized compensation cost for the three months ended September 30 ,2024.
During the three and nine months ended September 30, 2024, and in relation to restricted stock, the Company recognized stock-based compensation of approximately $1.3 million and $3.7 million, respectively. During the three months ended September 30, 2024, unrecognized stock-based compensation totaled approximately $0.3 million, which is expected to be recognized over a weighted-average period of 0.5 years.
Note 8 – Warrants
The following table represents a summary of warrants to purchase shares of the Company’s common stock that are outstanding (in thousands, except for exercise price):

Warrant Issue Date	Outstanding as of September 30, 2024	Exercise Price	Expiration
June, 2020 - November, 2020	218	$10,044 - $41,850	June, 2025 to November, 2025
January, 2021 - December, 2021	147	$3,510 - $50,625	January, 2026 to December, 2026
March, 2022 - October, 2022	1,843	$2,880 - $18,000	March, 2027 to October, 2027
January, 2023	282	$2,898	January, 2028
February, 2023	1,372	$2,880 - $4,500	February, 2028
June, 2023	7,446	$1,330 - $1,384	June, 2028
March, 2024	5,001	$14	March, 2029
July, 2024	350,000	$2.65	N/A
August, 2024	600,000	$1.90 - $2.02	August, 2029
On September 18, 2024, the Company entered into two Warrant Exchange Agreements (collectively, the “2024 Warrant Exchange”) with two investors to exchange 366 warrants issued between 2018 and 2022 into a total of 50,000 shares of common stock. The 2024 Warrant Exchange was treated as a modification in accordance with ASC 718 and the Company recognized $0.1 million in general and administrative expense related to the 2024 Warrant Exchange during the three months ended September 30, 2024.

Note 9 – Leases
Leases Under the Smart Windows Division
The Smart Windows division operating segment leases and subleases various office and laboratory spaces under non-cancelable operating leases with various expiration dates through fiscal 2027, certain of which contain renewal provisions. These renewal provisions are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. The Smart Windows division operating segment has no lease agreements that are classified as finance leases.
In March 2021, the Company entered into a lease agreement with Hudson 11601 Wilshire, LLC, to lease 3,500 square feet of office space located in Los Angeles, California. The lease term is 39 months and expires on June 30, 2024. In April 2024, the Company entered into the first amendment for the Hudson lease to revise the payment schedule for the remaining lease term expiring on June 30, 2024. Subsequently, the Company entered into the second amendment in June 2024 to extend the lease term. The second amended lease expires in September 2027. The Company recorded a right-of-use asset of approximately $0.6 million and lease liabilities of approximately $0.6 million related to the first and second amended lease agreements.
Leases Under the Fiber Optics Group
The Fiber Optics group leases various offices, storage spaces, and equipment under non-cancelable operating leases. These leases have expiration dates through fiscal 2026. Certain leases include renewal options; however, these renewal options are not considered reasonably certain to be exercised and are therefore excluded from the calculation of lease payments. The Fiber Optics group does not have any lease agreements classified as finance leases.
In August 2024, the Company entered into a month-to-month lease agreement with PWR LLC to sublease a portion of it's Burnham Lease located at 12627 S 182nd Pl, Gilbert, Arizona. The sublease agreement is set on a rolling 30-day renewal basis, allowing either party to terminate the agreement with a 30-day notice. The Company recorded $7,900 in other income for the three months ended September 30, 2024.
The Company has elected to apply the short-term lease practical expedient in accordance with ASC 842, Leases. Under this guidance, the Company has chosen not to recognize right-of-use assets or lease liabilities for leases with a lease term of 12 months or less. Instead, lease payments for these short-term leases are recognized as expense on a straight-line basis over the lease term.
The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
Operating leases:
Operating lease costs	$214	$108	$696	$439
Variable lease costs	—	25	20	74
Short-term lease costs - equipment	1,282	—	2,263	—
Operating lease expense	$1,496	$133	$2,979	$513

Supplemental cash flow information are as follows (in thousands):

	Nine months ended, September 30
	2024	2023
Operating cash flows - operating leases	$694	$513
Right-of-use assets obtained in exchange for operating lease liabilities	$560	$—

Additional information regarding the Company's operating leases is as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term - operating leases (in years)	2.7	1.7
Weighted-average discount rate - operating leases	12.0%	12.0%
As of September 30, 2024, future minimum payments are as follows (in thousands):

Operating Leases
2024 (remaining)	$218
2025	774
2026	680
2027	410
Total	2,082
Less present value discount	(313)
Operating lease liabilities	$1,769
Note 10 - Commitments and Contingencies
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
Loan Guaranty
In May 2024, the Company entered into a Corporate Guaranty agreement (the “Guaranty”) with Mobilization Funding, LLC (“Mobilization”) and borrowed approximately $0.6 million as part of the Mobilization Note II LOC discussed in Note 5. As part of the Guaranty, the Company agreed to be the primary obligor for the Fiber Optics division segment and be responsible for the repayment of all principal and interest borrowed under the Guaranty. As of September 30, 2024, all amounts under the Mobilization Note II LOC had been repaid, terminating the Guaranty.

Note 11 – Segment Reporting

The Company operates in four segments: the Smart Windows division, the Fiber Optics division, Slant Wells group and Element 82.

Smart Windows Division: This division focuses on developing and selling optical switching films that can be embedded between sheets of glass or applied to the surface of glass or other rigid substrates like acrylic, to electronically control opacity. The technology, initially developed by Hewlett-Packard, enables a transition between clear and dark states in seconds. It is aimed at various applications including commercial buildings, automotive sunroofs, and residential windows. The Company partners with leading glass and film manufacturers for the mass production and distribution of its DynamicTint product. This segment also includes Smart Window Inserts, designed for retrofitting in commercial and residential settings, offering dynamic tinting along with additional insulation and soundproofing.

Fiber Optics Division: The Company's involvement in fiber optics is relatively recent, marked by the acquisition of Amerigen 7's assets, which was focused on the construction of 5G fiber optics infrastructure. The Fiber Optics division provides contracting services to the fiber optics and telecommunications infrastructure industry. Services range from program management and engineering to the construction of aerial and underground fiber networks. This division aims to capitalize on the demand for enhanced telecommunications bandwidth, with efforts to expand through selective market share increase, potential acquisitions, and leveraging new equipment like micro trenchers to gain a strategic advantage.

Slant Wells Group: This division focuses on the construction of slant wells for the provision of ocean water to desalination plants that in turn produces fresh water to the planned development sites.

Element 82: Element 82 is a water pipeline inspection service provider focused on lead detection and condition assessment. Element 82 plays a vital role in lead testing and prevention, working closely with health departments to address lead exposure risks, especially among children.

The CODM does not evaluate operating segments using asset or liability information.

The following table presents a comparative summary of the Company’s revenues by reportable segment for the periods presented (in thousands):

	For the three months ended, September 30		For the nine months ended September 30,
	2024	2023	2024	2023
Segment Revenue
Smart Windows	$—	$—	$—	$—
Fiber Optics	4,969	—	10,299	59
Slant Wells	2,836	—	2,836	—
Element 82	232	—	232	—
Total Revenue	$8,037	$—	$13,367	$59

Operations by reportable segment for the three months ended September 30, 2024 and 2023, are as follows (in thousands):

	For the three months ended September 30, 2024
	Smart Windows	Fiber Optics	Slant Wells		Element 82		Corporate and Other(a)		Total
Revenue	$—	$4,969	$2,836		$232		$—		$8,037
Cost of revenue	—	5,411	1,117		95		—		6,623
Gross (loss) profit	—	(442)	1,719	—	137	—	—	—	1,414

Operating expenses:
Research and development	720	—	—		—		—		720
General and administrative	—	1,107	1		140		5,259		6,507
Total operating expenses	720	1,107	1		140		5,259		7,227

Income (loss) from operations	(720)	(1,549)	1,718		(3)		(5,259)		(5,813)

Other income (expense), net:
Interest income (expense)	—	(5)	—		(1)		6		—
Other income (expense), net	—	8	—		—		(59)		(51)
Total other income (expense), net	—	3	—		(1)		(53)		(51)

Net income (loss)	$(720)	$(1,546)	$1,718		$(4)		$(5,312)		$(5,864)
(a)The Corporate and Other are expenses that are not currently allocated among our Smart Windows division, Fiber Optics division, Slant Wells group and Element 82.

	For the three months ended September 30, 2023
	Smart Windows	Fiber Optics	Slant Wells	Element 82	Corporate and Other(a)	Total
Revenue	$—	$—	$—	$—	$—	$—
Cost of revenue	—	—	—	—	—	—
Gross profit (loss)	—	—	—	—	—	—

Operating expenses:
Research and development	492	—	—	—	—	492
General and administrative	—	471	—	—	2,470	2,941
Total operating expenses	492	471	—	—	2,470	3,433

Loss from operations	(492)	(471)	—	—	(2,470)	(3,433)

Other income (expense), net:
Interest expense	—	(1)	—	—	(2,444)	(2,445)
Change in fair value of warrants	—	—	—	—	2,688	2,688
Change in fair value of notes	—	—	—	—	(40)	(40)
Change in fair value of derivative liability	—	—	—	—	401	401
Other expense, net	—	—	—	—	(30)	(30)
Total other income (expense), net	—	(1)	—	—	575	574

Net loss	$(492)	$(472)	$—	$—	$(1,895)	$(2,859)
(a) The Corporate and Other are expenses that are not currently allocated among our Smart Windows division, Fiber Optics division, Slant Wells group and Element 82.

	For the nine months ended September 30, 2024
	Smart Windows	Fiber Optics	Slant Wells	Element 82	Corporate and Other(a)	Total
Revenue	$—	$10,299	$2,836	$232	$—	$13,367
Cost of revenue	—	11,213	1,135	94	—	12,442
Gross (loss) profit	—	(914)	1,701	138	—	925

Operating expenses:
Research and development	1,945	—	—	—	—	1,945
General and administrative	—	1,815	5	140	11,445	13,405
Total operating expenses	1,945	1,815	5	140	11,445	15,350

Income (loss) from operations	(1,945)	(2,729)	1,696	(2)	(11,445)	(14,425)

Other income (expense), net:
Interest expense	—	(168)	(4)	(1)	(828)	(1,001)
Other income (expense), net	—	8	—	—	(87)	(79)
Total other expense, net	—	(160)	(4)	(1)	(915)	(1,080)

Net income (loss)	$(1,945)	$(2,889)	$1,692	$(3)	$(12,360)	$(15,505)
(a)The Corporate and Other are expenses that are not currently allocated among our Smart Windows division, Fiber Optics division, Slant Wells group and Element 82.

	For the nine months ended September 30, 2023
	Smart Windows	Fiber Optics	Slant Wells	Element 82	Corporate and Other(a)	Total
Revenue	$—	$59	$—	$—	$—	$59
Cost of revenue	—	54	—	—	—	54
Gross (loss) profit	—	5	—	—	—	5

Operating expenses:
Research and development	1,523	—	—	—	—	1,523
General and administrative	—	3,381	—	—	7,545	10,926
Total operating expenses	1,523	3,381	—	—	7,545	12,449

Loss from operations	(1,523)	(3,376)	—	—	(7,545)	(12,444)

Other income (expense), net:
Interest expense	—	(10)	—	—	(6,960)	(6,970)
Loss on extinguishment of warrant liability	—	—	—	—	(504)	(504)
Loss on extinguishment of debt	—	—	—	—	(2,345)	(2,345)
Gain on issuance of convertible notes	—	—	—	—	64	64
Change in fair value of warrants	—	—	—	—	10,424	10,424
Change in fair value of notes	—	—	—	—	(7,040)	(7,040)
Change in fair value of derivative liability	—	—	—	—	401	401
Other expense, net	—	—	—	—	(1,264)	(1,264)
Total other expense, net	—	(10)	—	—	(7,224)	(7,234)

Net loss	$(1,523)	$(3,386)	—	$—	$(14,769)	$(19,678)
(a)The Corporate and Other are expenses that are not currently allocated among our Smart Windows division, Fiber Optics division, Slant Wells group and Element 82.

The following table presents long-lived assets by segment (in thousands):

	As of September 30	As of December 31
	2024	2023
Smart Windows	$2,110	$2,490
Fiber Optics	$2,632	$2,021
Slant Wells	$802	$—
Element 82	$985	$—

Note 12 – Subsequent Events

From October 10, 2024 through November 14, 2024, the Company issued and sold under the at-the-market offering a total of 1,463,800 shares, resulting in gross proceeds of approximately $1.9 million. After accounting for commissions and expenses totaling $56,000, net proceeds from these sales amounted to approximately $1.8 million. These shares were issued at a weighted-average price of $1.28 per share.

On October 15, 2024, the Company amended its prospectus supplement, initially dated March 30, 2022, to increase the maximum aggregate offering price of its common stock available for sale through its sales agent, Alliance Global Partners ("A.G.P"), under the existing Sales Agreement. This amendment permits the Company to offer and sell additional shares, and raises the total maximum aggregate offering price to $63 million, of which approximately $13 million in gross proceeds has already been realized. Additionally, the amendment includes the registration of an extra $50 million in common stock for issuance through A.G.P., per the terms of the Sales Agreement.

On October 15, 2024, the Company filed a registration statement to resell up to 20,000,000 shares of common stock by Liqueous, LP in connection with its ELOC pursuant to a Common Stock Purchase Agreement dated August 31, 2024.

From October 1, 2024 through October 28, 2024, the Company drew upon its ELOC and issued 1,187,971 shares of common stock at a weighted-average price of $0.91 per share, which resulted in net proceeds of approximately $1.0 million after commissions, fees, and offering costs of $32,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this report. All references to "we", "us", "our", "Crown" or the "Company" refer to Crown Electrokinetics Corp.
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
Overview
Crown Electrokinetics Corp. was incorporated in the State of Delaware on April 20, 2015, originally under the name 3D Nanocolor Corp. On October 6, 2017, we changed our name to Crown Electrokinetics Corp. to reflect our focus on pioneering electrokinetic technology which is the core of our Smart Windows division, revolves around the commercialization of smart or dynamic glass solutions. Our proprietary electrokinetic glass technology, which is an innovation derived from microfluidic advancements originally developed by HP Inc., offers groundbreaking applications for energy-efficient smart windows in various sectors.

In addition to the Smart Windows division, the Company has strategically diversified its operations with the creation of the Fiber Optics division and Water Solutions division, which includes Element 82 and the Slant Wells groups. The Fiber Optics division was established following the acquisition of Amerigen 7 assets, which focused on 5G fiber optics infrastructure. Through Crown Fiber Optics Corp. ("Crown Fiber Optics") we offer contracting services for the design, engineering, and construction of both aerial and underground fiber optic networks. As demand for higher telecommunications bandwidth continues to surge, this division aims to expand through selective market share growth, potential acquisitions, and the use of cutting-edge equipment such as micro trenchers to enhance efficiency and service delivery.

Our Water Solutions division includes the Slant Wells group and Element 82, a wholly-owned subsidiary specializing in lead detection and remediation. The Slant Wells group specializes in the construction of slant wells for the provision of ocean water to desalination plants that in turn provide fresh water to the planned development sites.

Our expansion further includes the integration of Paramount Network Construction Inc. ("Paramount") and PE Pipelines Inc. ("PE Pipelines") each a wholly-owned subsidiary contributing specialized expertise in essential infrastructure projects.

Paramount incorporated in 2024, focuses on network construction, providing robust solutions to expand our telecommunications and data infrastructure capabilities and will be reported through the Fiber Optics division.

PE Pipelines will be reported through our Water Solutions division and brings a dedicated focus on water infrastructure, particularly in lead service line replacement. Established in 2024, PE Pipelines partners with municipal water authorities to ensure safe and modernized water systems, especially in communities impacted by outdated piping systems.

Together, the Company's Smart Windows, Fiber Optics, and Water Solutions divisions create a multifaceted business positioned to deliver innovative solutions across multiple industries.
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

Preferred Stock Conversions

In May 2024, the Company executed amendments to the conversion terms of its Series A, Series B, and Series C preferred stock to incentivize conversion into common stock, resulting in an induced conversion that was recognized as a deemed dividend. In addition, holders of Series F, F-1, and F-2 preferred stock exercised an Alternate Conversion option due to specific triggering events, such as missed registration and dividend payments, which allowed conversion at an alternate price. These conversions led to a reclassification adjustment to additional paid-in capital, with no net impact on stockholders’ equity as of September 30, 2024.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023, respectively, (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenue	$8,037	$—	$8,037	$13,367	$59	$13,308
Cost of revenue	6,623	—	6,623	12,442	54	12,388
Gross profit	1,414	—	1,414	925	5	920

Operating expenses:
Research and development	720	492	228	1,945	1,523	422
General and administrative	6,507	2,941	3,566	13,405	10,926	2,479
Total operating expenses	7,227	3,433	3,794	15,350	12,449	2,901

Loss from operations	(5,813)	(3,433)	(2,380)	(14,425)	(12,444)	(1,981)

Other income (expense), net:
Interest expense	—	(2,445)	2,445	(1,001)	(6,970)	5,969
Loss on extinguishment of warrant liability	—	—	—	—	(504)	504
Loss on extinguishment of debt	—	—	—	—	(2,345)	2,345
Gain on issuance of convertible notes	—	—	—	—	64	(64)
Change in fair value of warrants	—	2,688	(2,688)	—	10,424	(10,424)
Change in fair value of notes	—	(40)	40	—	(7,040)	7,040
Change in fair value of derivative liability	—	401	(401)	—	401	(401)
Other expense, net	(51)	(30)	(21)	(79)	(1,264)	1,185
Total other income (expense), net	(51)	574	(625)	(1,080)	(7,234)	6,154

Net loss	$(5,864)	$(2,859)	$(3,005)	$(15,505)	$(19,678)	$4,173
Revenue
Revenue is generated by the Fiber Optics division, Slant Wells group and Element 82, and was $8.0 million and zero for the three months ended September 30, 2024 and 2023 and $13.4 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in revenue of $8.0 million for the three months ended September 30, 2024 compared to the same period in 2023, is due to new contracts the Company entered into with new subcontractors under the Fiber Optics division, and the new Slant Wells group and Element 82 businesses.
The increase in revenue of $13.3 million for the nine months ended September 30, 2024 compared to the same period in 2023, is due to new contracts the Company entered into with new subcontractors under the Fiber Optics division, and the new Slant Wells and Element 82 businesses.
Cost of Revenue
Cost of revenue is generated by the Fiber Optics division, Slant Wells group, and Element 82 and was $6.6 million and zero for the three months ended September 30, 2024, and 2023 and $12.4 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.

The increase in cost of revenue of $6.6 million for the three months ended September 30, 2024, compared to the same period in 2023, is primarily due to increases in subcontractor labor of $3.8 million, equipment rental cost and depreciation of $1.4 million and other costs related to supplies, insurance, materials and maintenance of $1.0 million and compensation and benefits costs of $0.4 million.
The increase in cost of revenue of $12.4 million for the nine months ended September 30, 2024 compared to the same period in 2023, is primarily due to increases in subcontractor labor of $7.0 million, equipment rental cost and depreciation of $2.8 million, compensation and benefit costs of $1.4 million, other costs related to supplies, materials and maintenance of $0.6 million and insurance of $0.4 million.

Research and Development

Research and development expenses were $0.7 million for the three months ended September 30, 2024 compared to $0.5 million for the three months ended September 30, 2023. The increase of $0.2 million is primarily related to an increase in salaries and benefits.

Research and development expenses were $1.9 million for the nine months ended September 30, 2024 compared to $1.5 million for the nine months ended September 30, 2023. The increase of $0.4 million is primarily related to an increase in salaries and benefits.

General and Administrative

General and administrative (“G&A”) expenses were $6.5 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively. The $3.6 million increase in G&A expenses is primarily due increases in stock compensation expense of $2.1 million, compensation and benefits related to wages of $0.8 million, professional fees of $0.4 million, rent expense of $0.2 million and other expenses of $0.1 million.

G&A expenses were $13.4 million and $10.9 million for the nine months ended September 30, 2024 and 2023, respectively. The $2.5 million increase in G&A expenses is primarily due to increases in stock compensation expense of $4.2 million and other expenses of $0.1 million offset by reductions in professional fees $1.1 million, disposal of assets of $0.4 million, and compensation and benefits related to wages of $0.3 million.

Interest Expense

Interest expense was zero and $2.4 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $2.4 million is primarily related to no amortization of deferred debt issuance costs recorded for the Company's standby letter of credit ("SLOC") due it being used up and a decrease in amortization of the deferred debt issuance costs related to the Company's equity line of credit ("ELOC").

Interest expense was $1.0 million and $7.0 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $6.0 million is primarily related to no amortization of deferred debt issuance cost recorded for the Company's SLOC due it being used up and a decrease in amortization of the deferred debt issuance cost related to the Company's ELOC.

Loss on Extinguishment of Warrant Liability

There was no loss on extinguishment of warrant liability for the three months ended September 30, 2024 and 2023.

The loss on extinguishment of warrant liability was zero and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. The loss on extinguishment of warrant liability of $0.5 million is related to a warrant inducement and exercise agreement with certain holders in connection with the previously outstanding convertible notes issued in fiscal year 2022.

Loss on Extinguishment of Debt

There was no loss on extinguishment of debt for the three months ended September 30, 2024 and 2023.

Loss on extinguishment of debt was zero and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease is primarily related to repayments of all debt related to our SLOC. The prior period amount of

$2.3 million related to costs incurred during the early repayment, restructuring, and refinancing of debt tied to the Company's SLOC.

Gain on Issuance of Convertible Notes

There was no gain on issuance of convertible notes for the three months ended September 30, 2024 and 2023, respectively.

Gain on issuance of convertible notes was zero and $0.1 million for the nine months ended September 30, 2024 and 2023. The decrease is primarily related to repayments of all debt related to our SLOC. The prior period gain of $0.1 million resulted from excess of the fair value of the convertible notes over their issuance costs.

Change in Fair Value of Warrants

Change in fair value of warrants was zero and $2.7 million for the three months ended September 30, 2024 and 2023, respectively. The decrease is primarily due to a significant decrease in the value for the warrant liability in the prior period while the value of the warrant liability remained flat in the current period.

Change in fair value of warrants was zero and $10.4 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease is primarily due to change in fair value of warrants that were recorded in prior quarter and none for the current quarter.

Change in Fair Value of Notes Payable

The change in fair value of notes payable was zero and $40,000 for the three months ended September 30, 2024 and 2023, respectively. The $40,000 recorded in the prior period was related the fair value gain from the remeasurement on our convertible notes.

The change in fair value of notes payable was zero and $7.0 million for the nine months ended September 30, 2024 and 2023, respectively. The $7.0 million reduction was due to the settlement, conversion, and extinguishment of notes in 2023, resulting in a lower balance of outstanding notes payable during the year ended December 31, 2023, which subsequently required revaluation.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was zero and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. The decrease was related to full settlement of the Company's derivatives during the year ended December 31, 2023.

Change in fair value of derivative liability was zero and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was related to full settlement of the Company's derivatives during the year ended December 31, 2023.

Other Expense, net

Other expense for the three months ended September 30, 2024 was $0.1 million compared to $30,000 for the three months ended September 30, 2023. The increase is due to cancellation of warrants in exchange for common stock during the three months ended September 30, 2024.

Other expense for the nine months ended September 30, 2024 was $0.1 million compared to $1.3 million for the nine months ended September 30, 2023. The balance for the nine months ended September 30, 2023 primarily related to the amortization of the deferred debt issuance costs related to our LOC. The decrease during the nine months ended September 30, 2024 was primarily due to maturity and expiration of our LOC during the current period.

Liquidity and Going Concern

	September 30, 2024	September 30, 2023	Change

Cash at the beginning of the period	$1,059	$821	$238
Net cash used in operating activities	(11,762)	(11,809)	47
Net cash used in investing activities	(2,281)	(1,729)	(552)
Net cash provided by financing activities	16,071	14,773	1,298
Cash at the end of the period	$3,087	$2,056	$1,031

As of September 30, 2024, we had an accumulated deficit of approximately $132.5 million. For the nine months ended September 30, 2024, we had a net loss of $15.5 million and used approximately $11.8 million in net cash in operating activities. We expect to continue to incur ongoing administrative and other expenses, including public company expenses.

Equity Lines of Credit

In the first half of 2024, the Company received net proceeds on sales of 1,740,027 shares of common stock of approximately $10.7 million, after deducting commissions and expenses of $0.8 million, at a weighted-average price of $6.93 per share.

During the three months ended September 30, 2024, the Company received net proceeds on sales of 1,493,000 shares of common stock of approximately $3.6 million, after deducting commissions and expenses of $0.1 million, at a weighted-average price of $2.42 per share.

At-the-Market Offering
In the first half of 2024, the Company received net proceeds on sales of 32,163 shares of common stock under the at-the-market offering of approximately $0.6 million after deducting $28,000 in commissions and expenses. The weighted-average price of the common stock was $19.11 per share.
During the three months ended September 30, 2024, the Company received net proceeds on sales of 980,294 shares of common stock under the at-the-market offering of approximately $1.2 million after deducting $37,000 in commissions and expenses. The weighted-average price of the common stock was $1.24 per share.

We have obtained additional capital through the sale of debt or equity financings or other arrangements including through our existing at-the-market offering and the ELOC to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in our ability to raise capital, we believe that there is substantial doubt in our ability to continue as a going concern for twelve months from the issuance of these condensed consolidated financial statements.
Cash Flows
Net Cash Used in Operating Activities
For the nine months ended September 30, 2024, net cash used in operating activities was $11.8 million, which primarily consisted of our net loss of $15.5 million, adjusted for non-cash expenses of $7.0 million, which primarily consisted of stock-based compensation of $4.6 million, depreciation and amortization of $0.7 million, amortization of deferred debt issuance costs of $1.1 million, and amortization of right-of-use assets of $0.5 million. The net change in operating assets and liabilities was $3.2 million, primarily consisted of an increase in accounts and retention receivables of $4.8 million and contract assets of $0.3 million and a decrease in accrued expenses of $0.3 million and lease liabilities of $0.5 million partially offset by an increase in accounts payable of $2.3 million and contract liabilities of $0.2 million.

For the nine months ended September 30, 2023, net cash used in operating activities was $11.8 million, which primarily consisted of our net loss of $19.7 million, adjusted for non-cash expenses of $8.0 million, which primarily consisted of the change in fair value of warrant liability of $10.4 million, change in fair value of derivative liability of $0.4 million, and gain on issuance of convertible notes of $0.1 million, partially offset by change in fair value of notes $7.0 million, amortization of deferred debt issuance costs of $6.8 million, loss on extinguishment of debt $2.3 million, amortization of right-of-use assets $0.3 million, loss on extinguishment of warrant liability $0.5 million, stock-based compensation expense of $0.5 million, depreciation and amortization expense of $0.4 million, loss on disposal of equipment $0.4 million, and other expenses of $0.5 million. The net change in operating assets and liabilities was $0.1 million, primarily consisted of a decrease in lease liabilities of $0.4 million, and accrued expenses of $0.6 million, offset by an increase of accounts payable of $0.7 million and a decrease in prepaid and other assets of $0.1 million.
Net Cash Used in Investing Activities
For the nine months ended September 30, 2024, net cash used in investing activities was approximately $2.3 million, primarily consisting of purchases of property and equipment of $2.1 million and advances on note receivable of $0.2 million.
For the nine months ended September 30, 2023, net cash used in investing activities was approximately $1.7 million, consisting of cash paid for the acquisition of Amerigen 7 LLC of approximately $0.6 million, and purchases of equipment totaling $1.1 million.
Net Cash Provided by Financing Activities
For the nine months ended September 30, 2024, net cash provided by financing activities was $16.1 million, primarily consisting of $14.3 million in proceeds from issuance of common stock in connection with equity line of credit, net of offering costs, proceeds from issuance of common stock in connection with at-the-market offerings, net of offering costs of $1.8 million, and proceeds of lines-of-credit of $1.1 million, partially offset by repayments of lines-of-credit of $1.1 million.
For the nine months ended September 30, 2023, net cash provided by financing activities was $14.8 million, consisting of net proceeds received from the issuance of common stock in connection with our at-the-market offerings, net of offering costs of $3.8 million, proceeds from the exercise of common stock warrants of $2.1 million, net proceeds from the issuance of our notes in connection with a line of credit of $2.4 million, net proceeds from the issuance of senior secured notes of $1.4 million, proceeds from the issuances under our ELOC of $4.5 million, proceeds from the issuance of our Series F-1 preferred stock of $2.3 million, and proceeds from the issuance of our Series F-2 preferred stock of $0.7 million, offset by the repayment of notes payable of $2.3 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the SEC rules and regulations.
Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.
There are certain critical estimates that require significant judgment in the preparation of our condensed consolidated financial statements. We consider an accounting estimate to be critical if:

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
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements for a description of the recent accounting pronouncements applicable to our consolidated financial statements.
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

Our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our condensed consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024.
Our conclusion that the Company has a material weakness is due to the reasonable possibility that a material error could occur and may not be detected or prevented.

Based on our evaluation, management concluded that our disclosure controls and procedures were not operating effectively as of September 30, 2024. In the second quarter of fiscal year 2024, the Company took active measures to establish resources with assistance of an external compliance consultant and additional staffing focused on internal controls over financial reporting (“ICFR”) to develop a remediation plan. The remediation measures included performing a comprehensive risk assessment. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Management is committed to accurate and ethical business practices.

During the third quarter of fiscal year 2024, the Company redesigned control procedures on significant business processes to focus on preventative and detective controls. The Company has established documentation on business processes to assess any key control gaps and made efforts to remediate such gaps. The Company also established monitoring controls. Employees are actively trained in control procedures.

The Company also engaged outside technology leaders to perform a thorough review of the design of information technology general and application controls over certain operating systems and has made a preliminary assessment that no material gaps exist. Due to limited staffing in the financial reporting function, revised procedures were established to ensure adequate segregation of duties and evidencing appropriate review and approval.

It is management’s intention to continue actively working on the plan for remediation and the estimated timeline for remediation is by year end 2024.

Management’s view is that unethical, illegal, or inaccurate conduct in the operations and accounting for our Company violates the trust and integrity of our Company and is damaging to the interests of all stakeholders, and in the long-term misconduct injures the interests of even the individual whom it might initially benefit. This is reinforced periodically with informal conversations and is ingrained in the culture of our Company. When questions arise, they are escalated to the CFO, CEO, or Board of Directors for review, investigation, direction, and consensus, and external opinion is sought if consensus is not achieved. The Senior Vice President of Accounting and CFO both have direct contact with all levels of review. Management intends to work internally and with third parties to ensure we have the proper controls in place going forward. Management reinforces the Company’s tone at the top by ensuring that the executive leadership team stresses the importance of internal controls with the staff.

Changes in Internal Control over Financial Reporting

There was active remediation efforts in establishing preventative and detective internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024. Management noted that controls were designed for the quarter ended September 30, 2024, however management has not completed its testing of controls for operating effectiveness, and as such concluded that the design and operating effectiveness of our disclosure controls and procedures were not effective as of September 30, 2024.

The steps taken were created to be consistent with the goal of preventing any problems are ones that promote systematic changes, including reviewing and revising policies and procedures, enhancing existing or implementing new internal controls to detect future errors and misconduct, and redesigning training programs to ensure staff focus on the relevant issues. Disciplining firm personnel who engage in misconduct, informing and compensating injured parties, and hiring an independent consultant, where appropriate, to comprehensively evaluate polices and internal controls, can go a long way towards placing the firm in the best light possible for any regulatory or other scrutiny that may later occur.

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

Crown Electrokinetics Corp.

Dated: November 15, 2024	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and
Principal Executive Officer

Dated: November 15, 2024	/s/ Joel Krutz
Joel Krutz
Chief Financial Officer and
Principal Financial Officer