Form 10-K
period 2024-12-31
Crown Electrokinetics Corp.
filed 2025-03-31
CIK 1761696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 333-249833
Crown Electrokinetics Corp.
(Exact name of registrant as specified in its charter)

Delaware	47-5423944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 NE Circle Blvd Corvallis, OR	97330
(Address of principal executive offices)	(Zip Code)
(458) 212-2500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	CRKN	The Nasdaq Capital Market
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $14.8 million based upon a closing price of $669 per share.
As of March 28, 2025, there were 1,737,954 shares of the registrant’s common stock outstanding.

CROWN ELECTROKINETICS CORP.
FORM 10-K
i

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Crown Electrokinetics,” “Crown” and “the Company” refer to Crown Electrokinetics Corp., together with its consolidated subsidiaries, unless the context requires otherwise.
Forward-Looking and Cautionary Statements
This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:
•future financial position;
•business strategy;
•budgets, projected costs and plans;
•future industry growth;
•financing sources;
•the impact of litigation, government inquiries and investigations; and
•all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.
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

SUMMARY OF PRINCIPAL RISK FACTORS
This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in Part I, Item 1A of this Annual Report, entitled Risk Factors. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:
•We may require additional funding to sustain our ongoing operations and to continue our research and development activities.
•We have a history of operating losses.
•We may not generate sufficient cash flows to cover our operating expenses.
•Our products face intense competition, which could affect our ability to increase our revenues.
•Our patents and other protective measures may not adequately protect our proprietary intellectual property, and we may be infringing on the rights of others.
•Our future growth and success is dependent upon the real estate industry’s willingness to adopt smart glass and specifically our products, especially in the smart glass market which we are targeting with DynamicTintTM.
•Our new products and services may not be successful.
•Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.
•We may be unable to meet our growing production demand, product sales, delivery plans and servicing needs, or accurately project and manage this growth nationwide or internationally, which could harm our business and prospects.
•We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.
•If our products fail to perform as expected our ability to develop, market and sell our products and services could be harmed.
•We must successfully maintain and upgrade our information technology systems.
•Our Fiber Optics division is dependent on the communications industry and may be susceptible to the risks associated with it.
•Demand for our construction services may decrease during economic recessions or volatile economic cycles.
•We are dependent on key personnel.
•Our products and services are subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm its business and operating results.
•Our common stock is currently suspended on the Nasdaq Capital Market, subject to delisting, and our common stock currently is quoted on the OTC markets, which results in a limited public market for our common stock and may make obtaining future debt or equity financing more difficult for us.
•If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

•The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.
•Our certificate of incorporation and bylaws, and certain provisions of Delaware corporate law, contain provisions that could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.
•If we fail to develop and maintain proper and effective internal control over financial reporting, our ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired.
•We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, and are able to avail itself of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock in the future.
•Due to the recent implementation of the Reverse Stock Splits, the liquidity of our common stock may be adversely effected.

PART I
ITEM 1. BUSINESS.
Overview

Crown Electrokinetics Corp. (“Crown,” “we,” or the “Company”) is an innovative infrastructure solutions provider dedicated to benefiting communities and the environment. Comprised of three business divisions, Smart Windows, Fiber Optics, and Water Solutions, Crown is developing and delivering cutting edge solutions that are challenging the status quo and redefining industry standards.
Smart Windows Division

The Smart Windows division is focused on developing Crown’s innovative electrokinetic ("EK") technology, DynamicTintTM, for application in commercial buildings to improve energy efficiency, lower carbon footprint, and increase comfort.
Electrokinetic Film Technology
Our electrokinetic EK film technology was derived from proprietary ink and microfluidic technology developed at HP Inc. ("HP"). Electrokinetic refers to the movement of particles within a fluid under the influence of an electric field. Our EK film technology utilizes nanometer-sized pigment particles that are electrically charged and suspended in a liquid that is sandwiched between two clear substrates that are coated with a transparent conductor oxide ("TCO") film. Figure 1. In a non-energized state, the suspended pigment particles are distributed uniformly between the plastic films, and will absorb, transmit, or reflect light depending on the properties of the suspended pigment ("dark state"). When the proper electrical signal is applied to the conductive TCO layers, an electrical field is created, and the charged pigment particles collect in micro-embossed holes in a layer of polymer resin covering the transparent conductor surface. As the charged pigment particles are collected, the fluid becomes highly transparent ("clear state"). By applying a different electrical signal, the pigment can be dispersed back into the fluid to achieve the desired color density or opaqueness.

CLEAR STATE	DARK STATE
Figure 1. Schematic cross-section of electrokinetic film in clear and dark states.
Highlights
•Clear Polyethylene Terephthalate ("PET") Substrates - Same material as window tinting films.
•Transparent Conductor on PET - Indium Tin Oxide ("ITO") - same as most touch screens.
•Electronic Ink - Nanoparticles suspended in a fluid which absorb light.
•Energy Source - Nanoparticles are controlled through DC low voltage applied to the ITO conductor material which is powered by a lithium ion battery that is charged with a solar cell strip, no hard-wiring necessary.

Our plastic films are manufactured using industry standard roll-to-roll ("R2R") processing equipment. We believe our R2R processing will have an inherently lower manufacturing cost compared to sheet-based processing methods used for other smart window technologies like electrochromic glass. There are three basic steps to making our film using R2R equipment:
1)Deposition: R2R TCO deposition on clear polyethylene terephthalate ("PET") plastic film using vacuum sputtering of indium-tin oxide (ITO). The ITO on PET film can be provided by a number of suppliers. Millions of square feet of ITO on PET are currently provided for nearly all capacitance-based display touch screens.
2)Embossing: R2R embossing of UV-curable resin in a proprietary and patent protected 3-D pattern for ink pigment control and containment on one of the two plastic films. An example of the embossed pattern is shown in Figure 2. The R2R embossing process can be completed by various plastic film companies. Crown has the capability to accomplish the coating and embossing steps within its current facility in addition to working with manufacturing partners.
Figure 2. Microscopic Optical Image of Embossed Film
3)Lamination: The final R2R process laminates the two layers of PET together with the proprietary and patent protected pigment-containing fluid contained by the wall structure shown by the white areas in Figure 2. The wall area has adhesion to the upper layer of PET with ITO film thereby sealing the fluid between the two plastic layers. The fluid contains nanometer-sized pigment particles that are charged electrically and suspended in the fluid.
We believe that DynamicTintTM has the following distinct advantages over existing optical electronic film technologies:
•Neutral Color - Pigment is designed to be color neutral and will not affect the hue of what is viewed through the window in any clear, dark or tinted state.
•Speed - Transition time is typically a few seconds.
•Affordability - Roll-to-Roll film manufacturing using relatively inexpensive materials.
•Low Energy Requirements - Film is low voltage and can be powered with a small battery charged by a solar cell strip or wired to an existing electrical infrastructure including a LAN line.

•Retro-Fit - Film can be applied in a Smart Window Insert (“Inserts”), which can be placed within existing window frames, eliminating the needs for both window treatments or to replace single pane windows with dual pane windows.
•Sustainable - Reduces energy used to heat or cool a room via HVAC systems and can use renewable energy to transition the film.

Smart Window Insert Powered by DynamicTint™

Our initial product, Smart Window Inserts, combines smart glass technology with the retrofit ability of window inserts. Powered by our proprietary DynamicTint™ electrokinetic film technology, these inserts seamlessly transition from clear to dark within seconds. Solar-powered and designed to retrofit existing commercial windows, they provide a cost-effective and sustainable solution for improving energy efficiency while meeting modern sustainability standards. Our planned phased rollout plan for the Smart Window Inserts will begin in 2025, targeting a select group of customers in major U.S. cities. These targeted installations will support an eventual expansion across entire building portfolios for our customers. (Figure 3).

Hemodynamic Results
Figure 3. Window Insert with EK Film
The Insert is a custom-sized panel comprised of a rigid substrate ("thin glass" or "acrylic") with a silicon compliant edge seal that allows for the insert to securely fit into the interior side of the window frame.
Some of the Insert’s features include:
•Solar-powered - eliminating the need to hardwire it into the building’s electrical system;
•Wirelessly enabled - facilitating communication with all the other installed inserts and integration with the building’s management software system;
•Sensor equipped - enabling the Insert to auto-sense the intensity of exterior light and interior ambient light;
•Software enabled - can be managed via programmed macros, dynamically managed by the building, or user-controlled within an office;
•Data collection - allowing optimization of the Inserts/curtain wall energy performance;
•Lease vs Purchase - Creative and flexible financing allows for customers to lease Inserts on a long-term basis and avoid large capital expenditures.
We believe our Smart Window Inserts can be easily installed into commercial buildings, residential windows, skylights, and windows within garage doors. In commercial buildings, our Smart Window Inserts can be used to convert existing single pane windows into dual pane windows. We believe there is a significant opportunity to provide Smart Window Inserts to commercial building owners who are looking to eliminate window blinds, gain energy efficiency, and reduce carbon emissions.

Sustainability
We are aware that working towards building a sustainable future is a common goal shared by many. Companies such as Walmart (NYSE: WMT), Amazon (NASDAQ: AMZN) and Apple (NASDAQ: AAPL) are now publishing sustainability pledges, and we are seeing a trend of pledging to make their workplaces more environmentally friendly.
Our patented technology provides a solution that helps address many sustainability issues such as:

•Reducing waste - as opposed to replacing single pane window units with newly manufactured dual pane windows, we allow building owners to install our retrofit DynamicTintTM Insert into existing single pane window frames thereby creating a dual pane window;

•Reducing energy - Our Insert reduces HVAC energy consumption by reducing the need for constantly cooling and heating a room, reducing the customers carbon emissions. Initial field testing suggests HVAC energy savings of up to 26% could potentially result from the installation of Smart Window Inserts. According to FacilitiesNet (https://www.facilitiesnet.com/windowsexteriorwalls/article/Smart-Window-Benefit-Energy-Savings-Reduced-Glare — 17280), the ability to control the amount of heat entering a building reduces the heat load of the building which in turn reduces your HVAC usage;

•Using renewable energy – Our Smart Window Insert is low voltage and low wattage and can be powered by a solar strip that captures the sun’s energy and is integrated into the Insert itself thereby eliminating the need to hardwire the Insert to the home or building’s electrical system.

Another benefit of DynamicTintTM is being able to optimize daylight usage, thereby reducing the usage of lights. A study done by Project Drawdown (https://www.drawdown.org/solutions/dynamic-glass) projected that if 30 – 50% of commercial building spaces install dynamic glass, the potential climate-weighted energy efficiency from cooling is estimated at 9% and lighting at 9% — depending on local climate, building location and window orientation. This can result in 0.3 – 0.5 gigatons of emissions reductions from decreased energy use.
At Crown, we are committed to building a product that can be self-sufficient and does not require an additional power source or hard wiring into the electrical system of a residential home or commercial building. This ensures that as we reduce a building’s energy consumption, we are not adding to it and are working towards being carbon neutral.
Intellectual Property
On January 31, 2016, we entered into an IP agreement with HP to acquire a research license to determine the feasibility of incorporating HP’s electrokinetic display technology in our products. On February 4, 2021, we entered into a fourth amendment to the agreement with HP. Pursuant to such amendment, among other items, the parties agreed to amend the list of patent and patent applications, which includes two additional patents (the “HP Patents”) that are assignable to us by HP upon the exercise of our option to acquire the HP Patents (the “Option”). In connection with our exercise of the Option, we paid HP an aggregate amount equal to $1,550,000 on February 9, 2021. From the date of the exercise of the Option until January 1, 2030, we agreed to pay to HP a royalty fee based on the cumulative gross revenue received by us from the HP Patents as follows:

Time Window	Lifetime Cumulative Gross Revenue	Royalty Rate

Prior to December 31, 2029	Less than $70,000,000	0.00%
	$70,000,000 - $500,000,000	1.25%
	$500,000,000 and beyond	1.00%

January 1, 2030 onward		0.00%
In addition, we have current patent applications in the United States and other countries that if granted, would add three additional patents to our portfolio. Our United States patents expire at various dates from March 26, 2028 through March 10, 2036.

A 2022 appraisal of our intellectual property by one of the preeminent third-party IP-valuation firms indicated a total valuation of approximately $94 million, consisting of $35 million relating to patents (limited to the US office building market, supplying its Smart Window Insert) and $59 million for trade secrets.
We believe that its EK technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of our patents has never been contested in any litigation. We also possess know-how and relies on trade secrets and nondisclosure agreements to protect its technology. We require any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.
Crown-Owned Patents

Country	Filing Date	Publication No.	Title
USA	28-Jan-19	11174328	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
China	28-Jan-19	CN111918894A	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
Europe	28-Jan-19	EP 3752867	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
Japan	28-Jan-19	JP 2021514422A	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
Korea	28-Jan-19	KR 20200122333A	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
WO	28-Jan-19	WO 2019160675	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
USA	16-Feb-18	62/631,623	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
USA	13-Jan-20	11454855	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
WO	13-Jan-20	WO 2020150166	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
USA	16-Jan-19	62/793,250	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
EPO	23-Jun-21	EP 3911998	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
CN	8-Jul-21	CN 113272708	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
Korea	5-Jul-21	KR 20210117263	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
JP	15-Jul-21	JP 7535524	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
USA	7-Jul-16	10377909	INKS INCLUDING SEGMENT COPOLYMER GRAFTED PIGMENTS VIA AZIDE CHEMISTRY
USA	22-Nov-10	8179590	ELECTRO-OPTICAL DISPLAY
USA	29-Jul-10	8054535	ELECTROPHORETIC DISPLAY DEVICE
USA	23-Aug-17	10852615*	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
EPO	02-Dec-15	EP 3256903*	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS
EPO	02-Dec-15	EP 3250962*	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
USA	23-Aug-17	10656493*	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS
USA	30-Nov-20	11773647*	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION

WO	02-Dec-15	WO 2016089957*	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS
WO	02-Dec-15	WO 2016089974*	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
USA	18-Dec-14	9567995	WINDOW OPACITY ATTENUATION USING MICROFLUIDIC CHANNELS
USA	18-Aug-15	9816501	WINDOW OPACITY ATTENUATION USING MICROFLUIDIC CHANNELS
USA	09-Mar-18	10926859	SMART WINDOW ACTIVATION TO PREVENT LASER DISTURBANCE
USA	10-May-18	10935818	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
USA	26-Oct-16	10106018	AUTOMATED WINDSHIELD GLARE ELIMINATION ASSISTANT
USA	02-Sep-16	10144275	ENVIRONMENTAL CONTROL IN VEHICLES
GB	02-May-19	GB 2586760	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
CN	02-May-19	CN 111936331	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
DE	02-May-19	DE 112019000749	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
JP	02-May-19	JP 2021526093	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
PCT	02-May-19	WO 2019215544	EVENT-BASED, AUTOMATED CONTROL OF VISUAL LIGHT TRANSMISSION THROUGH VEHICLE WINDOW
USA	11-Oct-21	11578150	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS
USA	24-Feb-22	2022-0282567	WINDOW SYSTEM AND METHOD UTILIZING A WINDOW PANE ASSEMBLY AND LOCKING SYSTEM FOR EASY INSERTION OF A WINDOW PANE ASSEMBLY WITH ELECTRONICALLY CONTROLLABLE SCALABLE APERTURES FOR ATTENUATING OR OTHERWISE MODULATING LIGHT TRANSMISSION THROUGH SAID ASSEMBLY
USA	24-Feb-22	11841613	ELECTROKINETIC DEVICE WITH IMAGING SENSOR
USA	17-Mar-23	2023-0294350	SELF-ALIGNING MASTER AREA MULTIPLICATION FOR CONTINUOUS EMBOSSING
PCT	17-Mar-23	WO 2023177905	SELF-ALIGNING MASTER AREA MULTIPLICATION FOR CONTINUOUS EMBOSSING
EP	19-Sep-24	—	SELF-ALIGNING MASTER AREA MULTIPLICATION FOR CONTINUOUS EMBOSSING
JP	17-Sep-24	—	SELF-ALIGNING MASTER AREA MULTIPLICATION FOR CONTINUOUS EMBOSSING
USA	11-Sep-22	11693289	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
USA	22-Jul-14	9441122	INKS INCLUDING SEGMENT COPOLYMER GRAFTED PIGMENTS VIA AZIDE CHEMISTRY (recently assigned to Crown)
USA	10-Feb-23	2023-0322974	REFRACTIVE INDEX MATCHED RESIN FOR ELECTROPHORETIC DISPLAYS AND OTHER APPLICATIONS

PCT	23-Feb-23	WO 2023164083	WINDOW SYSTEM AND METHOD UTILIZING A WINDOW PANE ASSEMBLY AND LOCKING SYSTEM FOR EASY INSERTION OF A WINDOW PANE ASSEMBLY WITH ELECTRONICALLY CONTROLLABLE SCALABLE APERTURES FOR ATTENUATING OR OTHERWISE MODULATING LIGHT TRANSMISSION THROUGH SAID ASSEMBLY
EP	12-Aug-24	—	WINDOW SYSTEM AND METHOD UTILIZING A WINDOW PANE ASSEMBLY AND LOCKING SYSTEM FOR EASY INSERTION OF A WINDOW PANE ASSEMBLY WITH ELECTRONICALLY CONTROLLABLE SCALABLE APERTURES FOR ATTENUATING OR OTHERWISE MODULATING LIGHT TRANSMISSION THROUGH SAID ASSEMBLY
JP	18-Oct-24	—	WINDOW SYSTEM AND METHOD UTILIZING A WINDOW PANE ASSEMBLY AND LOCKING SYSTEM FOR EASY INSERTION OF A WINDOW PANE ASSEMBLY WITH ELECTRONICALLY CONTROLLABLE SCALABLE APERTURES FOR ATTENUATING OR OTHERWISE MODULATING LIGHT TRANSMISSION THROUGH SAID ASSEMBLY
US	29-May-23	12,044,946.00	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
US	30-Aug-23	2023-0417102*	TWO PARTICLE ELECTROPHORETIC LAMINATE FOR USE WITH SMART WINDOWS WITH REDUCED DIFFRACTION
US	09-Dec-23	2024-0231187	ELECTROKINETIC DEVICE WITH IMAGING SENSOR
CN	29-May-24	CN 118567089	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
US	21-Jul-24	—	APPLICATIONS OF AN ELECTROKINETIC DEVICE FOR AN IMAGING SYSTEM
*Co-owned with University of Cincinnati

Hewlett-Packard Patents Assigned to Crown Electrokinetics

Patent No.	Country	Patent Date	Status	Title
8,183,757	USA	May 22, 2012	Issued	DISPLAY ELEMENT
8,184,357	USA	May 22, 2012	Issued	DISPLAY ELEMENT
8,331,014	USA	December 11, 2012	Issued	PIGMENT-BASED INKS
8,384,659	USA	February 26, 2013	Issued	DISPLAY ELEMENT INCLUDING ELECTRODES AND A FLUID WITH COLORANT PARTICLES
8,432,598	USA	April 30, 2013	Issued	TRANSPARENT CONDUCTOR STRUCTURE
8,896,906	USA	November 25, 2014	Issued	INKS INCLUDING BLOCK COPOLYMER GRAFTED PIGMENTS VIA AZIDE CHEMISTRY
8,018,642	USA	September 13, 2011	Issued	ELECTRO-OPTICAL DISPLAY
Market Opportunity

Our Smart Window division addresses a substantial market opportunity, driven by the need to improve energy efficiency, comply with regulatory mandates, and modernize aging commercial buildings. Based on a 2006 study presented to the American Council for Energy-Efficient Economy, inefficient windows account for approximately 30% of heating and cooling energy waste in commercial properties, costing approximately $45 billion annually. At the same time, regulations like the Clean Air Act, the Energy Policy Act, and stricter state-level mandates are driving demand for technologies that lower carbon emissions. With nearly 40% of U.S. commercial buildings constructed between 1960 and 1989 (according to a survey conducted by the U.S. Energy Information Administration in 2018), many require significant upgrades to enhance tenant comfort, incorporate modern technologies, and align with sustainability goals. Our Smart Window division is uniquely positioned to address these challenges with scalable, eco-friendly solutions including the Smart Window Inserts, that improve energy performance, meet evolving regulatory standards, and modernize aging infrastructure effectively and sustainably.
Business Model
We intend to manufacture our patented EK Technology under the name DynamicTint™. We intend to generate revenue by selling our Smart Window Inserts powered by DynamicTint™ to our customers.
Our first product will be the Smart Window Insert powered by DynamicTint™ for retrofitting in commercial buildings. Our Smart Window Inserts will allow the building owner to quickly convert a single pane window unit to a dual pane window unit. Our inserts will act as the “second pane” and will allow the building owner to enjoy all the benefits of a dual pane window without having to replace their existing single pane windows.
Our customers will be able to buy and own their Smart Window Inserts but also, at some stage, have the option to enter long-term leases of the Inserts with us.
Additional applications we are exploring with potential customers of our DynamicTint™ include:
•Smart Window Inserts for retrofitting of commercial buildings in markets outside the United States.
•Smart Window Inserts for retrofitting of multi-family buildings.
•Residential homes: residential windows, garage door windows, windows contained in and surrounding residential front doors as well as residential skylights.
•Automotive: sunroofs.

As our DynamicTintTM technology requires very little energy to effect that transition from clear to dark state, a rechargeable battery coupled with a built-in solar cell eliminates the need to hardwire the inserts to the building electrical system. We believe that the potential retrofit market for its Smart Window Inserts is significantly large. Each unit will have wireless communication capability for control of the film and communication with the building HVAC system.

We have also developed a working prototype of an insert for the residential skylight, which allows a homeowner to control the amount of light entering the room. Our DynamicTintTM Insert does not require the homeowner to replace their skylight as it conveniently fits into the existing frame. Our skylight insert will allow a homeowner (through a Bluetooth connection or RF controller) to adjust the level of desired tint easily and quickly, thereby controlling the amount of light and heat entering the room. The DynamicTintTM Skylight Insert will be powered by a rechargeable lithium battery and built-in solar cell thereby eliminating the need to wire the insert to the home’s electrical system.
Partners and Customers

On September 27, 2021, we entered into a Master Supply Agreement with MetroSpaces Inc., our first commercial customer, to install its Smart Window Inserts in MetroSpaces’ 70,000 square-foot Houston, Texas office building.

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
Leadership
The Smart Windows division is led by glass industry experts. Sheldon Davis serves as President, Smart Windows, bringing customer-focused expertise and a proven track record in commercializing ground-breaking products. His leadership is instrumental in aligning the division’s offerings with market demands and ensuring successful product adoption. Additionally, Robert Vandal serves as Chief Technology Officer, Smart Windows, bringing three decades of experience in product development, process development, and manufacturing operations, while spearheading pivotal advancements in the glass industry. Together, their combined expertise in product innovation, manufacturing, and industry leadership positions the Smart Windows division to deliver scalable, cutting-edge solutions that drive energy efficiency, sustainability, and modernization for commercial properties in the U.S.
Commercial Office Building Market
Commercial buildings have gotten larger in the United States as their floorspace continues to grow faster than the number of commercial buildings, according to preliminary results from the U.S. Energy Information Administration’s (EIA) 2018 Commercial Buildings Energy Consumption Survey ("CBECS"). CBECS estimates that 5.9 million U.S. commercial buildings contained a total of 97 billion square feet as of 2018. The number of commercial buildings increased by 6%, and commercial square footage increased by 11% since the CBECS was last conducted in 2012.
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
Our Technology
DynamicTintTM combines many of the favorable properties of the other smart window technologies. It has fast-switching time and unlike electrochromic ("EC") technology, modulation in light level is not area dependent and the film is neutral in color in all settings. Unlike Suspended Particles Devices ("SPD") and Polymer Dispersed Liquid Crystal ("PDLC") technology, EK film does not need high voltage alternating current to power the film. Because of the low power requirements, EK films can be powered with batteries or combined with small area solar cells, allowing retrofit to existing windows. Furthermore, in the future EK film could be made with other colorants and it is possible with modification to the design to use two colorants in the same film, which has been demonstrated in the recent past under a research project at the University of Cincinnati. Below is a table outlining some of the typical properties of each technology.
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

Technology	Can Retrofit	Power Usage	Can Tint to Black	Solar or Battery Powered	Tint Transition Speed	Light Transmission
DynamicTintTM ("Electrokinetic")	✓	<0.01 W/M2	✓	✓	approx. 2 sec	3.0% - 70% or 0.4%-50%

Electrochromic ("EC")	✕	0.3 - 2 W/M2 (30X EK)	✕	✕	5-40 min	<1% - 58%

Suspended Polymers in Particles ("SPD") [1]	✕	1.1 W/M2 at 100V/50hz (110X EK)	✕	✕	<3 sec	0.8% - 55%

Polymer Dispersed Liquid Crystal ("PDLC")	✕	5 - 20 W/M2 (500X EK)	✕	✕	1 - 3 sec	~80%
Ref. 1: SPD Film - LCF-1103DHA90 Showa Denko Material Co.
Electrochromic Glass
Electrochromic ("EC") glass technology has been used as a light absorbing technology for rear view mirrors in automobiles for decades, and more recently for large-scale windows. However, the EC technology developed for windows is based on a different set of materials that are directly deposited on the heat-treated glass panels. All the current EC companies are using tungsten oxide as the main component involved in the color transition from clear to blue. Because of the nature of the chemical transition of the tungsten oxide, the EC film does not absorb as much of the blue light and so remaining light will have a strong blue hue both in the room and looking through the window. The speed of the switching time from dark to light or the reverse change is directly related to the size of the window area and the electrode design which brings electrical current to the EC material to start the chemical transition. EC technology is basically a battery-like material that requires “charging and discharging”. The time to charge/discharge the EC material in a large window can take up to 40 minutes to change form the dark state to the clear state at nominal temperatures. Also, during switching of the EC film, there can be non-uniform areas which can vary in level of tint from center to edge. The larger the area of the window, the more non-uniform during the change of state. Longer switching time can minimize the non-uniform areas. The EC materials are typically vacuum deposited directly on “defect-free” glass. The typical investment required for a large window electrochromic factory can run into the hundreds of millions of dollars, due to the large-scale vacuum equipment required, low particulate cleanroom required, and the relatively slow speed of deposition for all the various layers. Halio, formerly Kinestral Technologies, is using a chemical liquid deposition technique to replace some of the vacuum deposition steps to lower the capital investment needed for manufacturing.
Suspended Particle Glass ("SPD")
SPD is a film that has suspended long and narrow particles in an encapsulated liquid polymer film with layers of ITO on either side to allow generation of an alternating current electrical field to twist the particles from a random state to a near vertical state perpendicular to the ITO plane. In the vertical state light passes through the film and in the random state the light is absorbed by the particles. The color of the film is blue since the particles used in the film do not absorb blue light as well as other colors of sunlight. No other types of particles have been created for this type of device. The film responds quickly to the electrical field, however, requires constant high AC voltage to hold the clear state. The film is manufactured on plastic and uses roll-to-roll ("R2R") equipment processing. Also, because the particles are aligned when in the clear state, the film has a limited viewing angle much like older liquid-crystal displays. When viewed at a side angle, the film will appear darker. The current market for SPD has been mainly automobile sunroofs where the viewing angle of the passengers is relatively fixed at nearly perpendicular angle to the SPD film.
Polymer-Dispersed Liquid Crystal ("PDLC") Film
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
Competition
Several smart glass competitors have an operating history, including:
•SAGE Electrochromic, Inc., a wholly owned subsidiary of Saint-Gobain, which develops and manufactures electrochromic glass;
•Research Frontiers, Inc. [NASDAQ: REFR] licenses an electronically controlled tinted film, utilizing SPD technology, to various companies.
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
Our main goals in research and development include:
•developing wider ranges of light transmission,
•reducing the voltage required to operate DynamicTint,
•obtaining data and developing improved materials regarding environmental stability and longevity, and
•quantifying the degree of energy savings expected by users of our technology.
Fiber Optics Division

Our Fiber Optics division specializes in the design and construction of fiber optic networks connecting rural and urban communities. Crown delivers high quality fiber optics solutions by developing high-tech equipment and subcontractor expertise. These include splicing copper COAX and fiber using state of the art technologies to accommodate a wide variety of different cable specifications. We also provide construction and installation services building fiber optic networks through methods such as horizontal directional drilling, plowing, rock excavation, as well as micro-trenching. Additionally, we offer engineering and project management where we oversee projects from conceptual design to full network deployment, ensuring precision and efficiency at every stage.

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
We are a new entrant in providing contracting services to the fiber optics and telecommunications infrastructure industry throughout the United States. Since our entrance into the construction of fiber optic networks, we have expanded our scope and service offerings organically and through one acquisition. Today, we are focused on providing construction services to the fiber optic industry. We are focused on adding management depth to expand our industry knowledge, to develop strong customer relationships, and to hire and retain a skilled workforce.
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
Risk Management and Insurance

Claims arising in Crown Fiber Optics’ business generally include workers’ compensation claims, various general liability and damage claims, and claims related to motor vehicle collisions, including personal injury and property damage. For all damage claims, we have determined to cover damages up to $5,000 without filing an insurance claim due to the low dollar amount of such claims. The Company will file all damage claims over $5,000 with our insurance carrier. All workers’ compensation claims and general liability claims, if any, will be filed with our insurance carrier.
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
Market Opportunity
The Fiber Optics division is positioned to address a substantial market opportunity driven by the growing demand for high-capacity fiber networks, which are increasingly recognized as the most cost-effective technology for operators, offering multiple revenue streams from a single investment. Major industry participants are actively constructing and upgrading wireline networks across broad regions of the U.S., with significant opportunities emerging in rural areas. Additionally, federal initiatives such as the creation of the Federal Communications Commission’s ("FCC") Rural Digital Opportunity Fund ("RDOF") in 2020, which will allocate $20.4 billion over 10 years, aim to expand fixed broadband and voice service to millions of unserved homes and small businesses. This favorable market environment underscores the division’s potential to play a pivotal role in advancing the nation’s digital infrastructure.

Leadership

The Fiber Optics division is led by fiber optics industry veterans. Corey Boaz, President of Construction, Fiber Optics, has over 13 years of experience in underground utility infrastructure, with a specialization in trenchless technologies. He has successfully built multiple companies through both organic growth and mergers and acquisitions, showcasing his ability to drive strategic expansion.

Water Solutions Division

The Water Solutions division provides improved water quality for communities by providing solutions for a variety of critical challenges. Our Water Solutions division includes the Slant Wells group and Element 82, Inc. (“Element 82”), a wholly-owned subsidiary specializing in lead detection and remediation. The Slant Wells group specializes in the construction of slant wells for the provision of ocean water to desalination plants that in turn provide fresh water to the planned development sites.

Slant Wells & Reverse Osmosis Plants

Our Services

The Water Solutions division offers a first of its kind, proprietary design, slant well that allows for a more economical and efficient intake of water, with fewer environmental impacts than a traditional direct sea intake. Our slant wells procure water from the water table located under the ocean, then the extracted water is purified.

Once extracted, the water undergoes purification at a reverse osmosis ("RO") plant where advanced membrane filtration technology is used to desalinate the water, removing up to 99 percent of dissolved salts and contaminants. By combining this technology with energy-efficient designs, RO plants provide a sustainable and highly effective solution for desalination.

By not relying on aquifers for refilling, our slant wells leverage an unlimited recharge source from the ocean, avoiding the ecological damage of other techniques while offering a complete solution to address water scarcity and improve water quality at scale. This integrated approach positions Crown as a leader in sustainable water management solutions.

Intellectual Property

Country	Filing Date	Publication No.	Title
US	12-Nov-24	-	SYSTEM AND METHOD FOR A SLANT WELL TO PROCURE WATER FROM UNDER THE OCEAN WATER TABLE
US	1-Dec-24	-	SYSTEM AND METHOD FOR DRILLING SLANT WELLS

Market Opportunity

The Water Solutions division addresses a significant market opportunity driven by water scarcity, population growth, and climate change. According to the World Health Organization, 2.2 billion people globally lack access to safely managed drinking water services, underscoring the urgent need for innovative solutions. As of 2023, according to UNICEF, in Mexico, 9.1 million people face basic drinking water service shortages, with regions like the Baja Peninsula grappling with extreme water scarcity due to limited freshwater resources and overexploited aquifers. Crown’s proprietary slant well technology, combined with advanced reverse osmosis ("RO") plants, offers a sustainable, reliable solution tailored to these challenges.

Mexico’s government is prioritizing sustainable water infrastructure with a 20 billion pesos investment plan between 2024-2030, creating a substantial demand for scalable solutions like Crown’s Water Solutions division can provide. Initial projects in high-demand regions, such as Cabo San Lucas, have demonstrated the technology’s effectiveness in supporting municipal and industrial water needs. Beyond Mexico, this innovative approach has the potential to address water scarcity challenges in other regions worldwide, potentially positioning Crown as a leader in providing eco-conscious solutions for communities and industries facing critical water resource challenges.

Leadership

Corey Boaz, President of Construction, leverages over 13 years of expertise in trenchless technologies to spearhead Crown’s innovative slant wells. His deep knowledge of underground utility infrastructure has been instrumental in designing and developing the slant well, a groundbreaking solution that provides efficient and sustainable water intake with minimal environmental impact. Corey’s mastery of trenchless construction techniques ensures the seamless implementation of these projects, even in challenging terrains, while reducing disruption and preserving natural ecosystems. Under his leadership, Crown’s slant well technology is setting a new standard for sustainable water infrastructure.

Lead Pipes: Element 82

Our Services

Element 82 specializes in advanced techniques for the identification of lead pipes with minimal disruption.

Element 82 specializes in the identification of lead pipes, supporting local water utilities in meeting the U.S. Environmental Protection Agency’s ("EPA") compliance requirements to inventory all unknown water service materials. By utilizing Electro Scan’s technology, the world’s first hand-held buried lead pipe detection tool, Element 82 offers a non-destructive, non-invasive solution for accurately locating lead and galvanized water services. This cutting-edge technology enables utilities to efficiently evaluate their systems, ensuring compliance with regulatory standards while minimizing operational disruptions. On July 26, 2024, we incorporated our wholly-owned subsidiary Element 82 Inc. in Delaware, to own and operate the business.

An exclusivity agreement between Element 82 and Electro Scan Inc. ("Electro Scan") was entered into on September 20, 2024. Under the terms of this agreement Element 82 will acquire $3.0 million of Electro Scan’s lead detection equipment and will be the exclusive U.S. service provider for Electro Scan within the specified territory, which will be expanded to nationwide, except for Illinois and Indiana, upon final payment in the first quarter of 2025. The payment obligation remaining as of December 31, 2024 was $1.3 million. The agreement includes revenue share arrangements of 20% to 25% for pre-expansion and 15% to 20% for post-expansion based on the originator of the sales transaction. The agreement is for a period of four years, with an option to renew for an additional four years. There are minimum annual sales order thresholds to be met to retain exclusivity as follows:

Year	Total Annual Sales Orders Delivered
1 (on or before August 27, 2025)	$20,000,000.00
2 (on or before August 27, 2026)	$30,000,000.00
3 (on or before August 27, 2027)	$40,000,000.00
4 (on or before August 27, 2028)	$50,000,000.00

Market Opportunity

The market opportunity for lead pipe replacement is significant, driven by public health concerns and reinforced by regulatory mandates and historic funding initiatives. The EPA estimates there are between 9.2 million and 12.8 million lead service lines nationwide, posing serious health risks due to lead contamination. In response, the Biden-Harris Lead Pipe and Paint Action Plan aims to replace 100% of these lines within the next decade, supported by $15 billion in funding from the Bipartisan Infrastructure Law, administered by the EPA.

Additionally, the EPA’s Lead and Copper Rule Revisions ("LCRR") mandate the replacement of all lead and galvanized service lines, requiring utilities to inventory all unknown water service materials. Crown, through its Element 82 business, is well-positioned to meet this urgent need by providing advanced identification solutions. These services enable utilities to comply with regulatory requirements, access federal funding, and protect public health by modernizing critical water infrastructure.

Leadership

David Kinsella serves as President of Element 82, bringing over 20 years of experience in strategic operational management and international business. With a strong background in managing large-scale construction projects across the U.S., Australia, Canada, and Europe, David has demonstrated expertise in safety, financial systems, and ISO standards implementation. His Bachelor of Engineering in Civil Engineering, combined with a proven ability to engineer innovative solutions, positions him to lead these divisions in delivering high-quality, efficient, and compliant infrastructure services. David’s leadership ensures the divisions remain focused on meeting the evolving needs of municipalities while maintaining the highest standards of safety and performance.

2025 Business Update

Effective in 2025, the Fiber Optics, Water Service Lines (Element 82), Water Intake Solutions (Slant Wells), and XXL Pipelines businesses will be consolidated under the Crown Construction division. As a result, the Company will operate through two primary divisions: Smart Windows and Construction. This restructuring is designed to streamline operations by allowing in-house and subcontracted construction personnel to support multiple projects across the Construction division, while also consolidating shared resources under unified leadership to improve coordination and operational efficiency.

Reverse Stock Splits

Our Board of Directors (the “Board of Directors”), following approval by our stockholders, approved a reverse stock split of our common stock at a ratio of one-for-one hundred and fifty (1:150), and, following such approval, we filed an amendment to our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect the reverse stock split on June 25, 2024 (the “June 2024 Reverse Stock Split”).

On January 28, 2025, our Board of Directors authorized another reverse stock split (the “January 2025 Reverse Stock Split,” and together with the June 2024 Reverse Stock Split, the “Reverse Stock Splits” ) at an exchange ratio of one-for-one hundred and fifty (1:150), without reducing the authorized number of our shares of common stock. The January 2025 Reverse Stock Split was effective on January 30, 2025.

Unless otherwise noted, all share and per share information relating to our common stock in this Annual Report on Form 10-K has been adjusted to reflect both of the 1-for-150 Reverse Stock Splits.
Employees and Human Capital

Crown Electrokinetics Corp. has 65 full-time employees with 14 employees associated with our Smart Windows division, nine employees associated with the Fiber Optics division and Slant Wells group, 32 employees associated with Element 82, and a further nine performing corporate, finance, marketing, investor relations, and administrative functions. Our employees have extensive industrial experience in leading technology, ink-based manufacturing, 5G construction, and lead detection. We believe that our success is dependent upon, among other things, the services of our senior management, the loss of which could have a material adverse effect upon our prospects. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
As we continue to grow, we will add additional manufacturing engineering, marketing, and administrative personnel.

Properties
In March 2021, we entered into a lease agreement with Hudson 11601 Wilshire, LLC ("Hudson"), to lease 3,500 square feet of office space located in Los Angeles, California. The lease term is 39 months and expires on June 30, 2024. In April 2024, We entered into the first amendment for the Hudson lease to revise the payment schedule for the remaining lease term expiring on June 30, 2024. Subsequently, we entered into the second amendment in June 2024 to extend the lease term. The second amended lease expires in September 2027.

Leases Under the Smart Windows Division
The Smart Windows division leases and subleases various office and laboratory spaces under non-cancelable operating leases in Oregon with various expiration dates through fiscal 2027, certain of which contain renewal provisions. These renewal provisions are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. The Smart Windows division has no lease agreements that are classified as finance leases.
Leases Under the Fiber Optics Division
The Fiber Optics division leases various offices and storage spaces in Arizona, and equipment under non-cancelable operating leases. These leases have expiration dates through fiscal 2026. Certain leases include renewal options; however, these renewal options are not considered reasonably certain to be exercised and are therefore excluded from the calculation of lease payments. The Fiber Optics division does not have any lease agreements classified as finance leases.
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

Implications of Being an Emerging Growth Company

Up to and until December 31, 2024, we were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). An emerging growth company may take advantage of specified exemptions from various requirements that are otherwise applicable generally to public companies in the United States.

In the past, we have elected to take advantage of certain of the reduced disclosure obligations in this prospectus and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we have provided to our investors may be different from the information you might receive from other public reporting companies that are not emerging growth companies in which you hold equity interests. It is possible that some investors will find our common stock less attractive as a result of our elections, which may cause a less active trading market for our common stock and more volatility in our stock price.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption in the past and, therefore, while we were an emerging growth company, we were not subject to new or revised accounting standards at the same time that they became applicable to other public companies that are not emerging growth companies.

We still qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we ceased to qualify as an emerging growth company, and thus we will continue to be permitted to make certain reduced disclosures in our periodic reports and other documents that we file with the SEC.

Corporate Information

Our primary business location is the Research and Development ("R&D") and Manufacturing facility located at 1110 NE Circle Blvd., Corvallis, OR 97330. We also have an office located at 11601 Wilshire Blvd., Suite 2240, Los Angeles, CA 90025 and a yard located at 12600 S 182nd Pl #10, Gilbert, AZ 85296. Our telephone number is +1 (458) 212-2500, our e-mail address is ir@crownek.com, and our Internet website addresses are www.crownek.com and www.crown-fiberoptics.com. We were incorporated in the State of Delaware on April 20, 2015.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, before making a decision to purchase, hold or sell our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in Annual Report on Form 10-K and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business

We may require additional funding to sustain our ongoing operations and to continue our research and development activities.

As we take steps in the commercialization and marketing of our electrokinetic technology or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our research and development activities.

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

We have a history of operating losses, and although we anticipate that we will achieve profitability in 2025, we may never achieve or sustain profitability.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our electrokinetic technology. Our net loss was $25.9 million for the year ended December 31, 2024. This includes non-cash operating expenses during the year ended December 31, 2024 of $9.3 million, resulting from stock-based compensation expenses related to our stock options and restricted stock, realized loss from ELOC derivative, and depreciation and amortization. Our net loss was $29.0 million for the year ended December 31, 2023. This includes non-cash operating expenses during the year ended December 31, 2023 of approximately $12.2 million, resulting primarily from change in fair value of warrant liability, loss on extinguishment of debt, change in fair value of notes, and amortization of deferred issuance costs.

While we anticipate to start delivering quarterly profits, measured in net income, in the second half of 2025 based on revenue generated by our Fiber Optics and Water Solutions divisions, we may not achieve such profitability on the anticipated timeline or at all. If we are unable to achieve profitability on our anticipated timeline, we may need additional financing to fund our operations and to develop and commercialize our electrokinetic technology.

If we seek additional financing, we will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

We may not generate sufficient cash flows to cover our operating expenses.
As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our securities. As of December 31, 2024, we had working capital of $12.5 million, cash of $13.7 million, shareholders’ equity of $22.2 million and an accumulated deficit of $142.9 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.
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

Our commercialization efforts for our electrokinetic products could be negatively impacted if the global production of automobiles and real estate construction declines significantly. If such commercialization is reduced, our revenues, results of operations and financial condition could be negatively impacted.
Dependence on electrokinetic technology.

Our long-term success depends upon the viability of electrokinetic technology which has yet to be fully proven. We have not fully ascertained the performance and long-term reliability of our electrokinetic technology, and therefore there is no guarantee that our electrokinetic technology will be successfully incorporated into all of the products which we are targeting for use of electrokinetic technology. We expect that different product applications for electrokinetic technology will have different performance and reliability specifications. We expect that our licensees will primarily be responsible for reliability testing, but that we may also continue to do reliability testing so that we can more effectively focus our research and development efforts toward constantly improving the performance characteristics and reliability of products using electrokinetic technology.
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

If the market for smart glass in general and our electrokinetic products in particular do not develop as we expect, or develop more slowly than we expect, or if demand for our products decreases in our markets, our business, prospects, financial condition and operating results could be harmed. The market for our electrokinetic products could be affected by numerous factors, such as:
•perceptions about smart glass features, quality, safety, performance and cost;
•competition, including from other types of smart glass or traditional glass;
•the cost premium of smart glass in contrast to traditional glass;
•government regulations and economic incentives;
•reduced construction activity; and
•concerns about our future viability.
Our new electrokinetic products and services may not be successful.

We announced our first smart glass product in 2020 and we anticipate launching additional electrokinetic products and services in the future. Existing and new electrokinetic products and services we may launch in the future may not be well received by our business customers, may not help us to generate new business customers, may adversely affect the attrition rate of existing business customers, may increase our business customer acquisition costs and may increase the costs to service our business customers. Any profits we may generate from these or other new electrokinetic products or services may be lower than profits generated from our other products and services and may not be sufficient for us to recoup our development or business customer acquisition costs incurred. New electrokinetic products and services may also have lower gross margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new electrokinetic products and services may require increased operational expenses or business customer acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if business customers experience service disruptions or failures or other quality issues. To the extent our new electrokinetic products and services are not successful, it could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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
Our projected financial and operating information reflect current estimates of future performance. Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecasts depends on a number of factors, many of which are outside our control, including, but not limited to:
•market acceptance of our products;
•success and timing of development activity;
•competition, including from established and future competitors;
•our ability to manage our growth;
•our ability to satisfy the manufacturing and production demands associated with customer orders;
•whether we can manage relationships with key suppliers;
•our ability to retain existing key management, integrate recent hires and attract, retain and motivate qualified personnel; and
•the overall strength and stability of domestic and international economies.
Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, results of operations and financial results.
Disruption of supply or shortage of materials, in particular for glass, could harm our business.
Our electrokinetic business is dependent on the continued supply of certain materials, including glass, acrylic, as well as other chemicals such as indium tin oxide, certain pigments and polyethylene for use in our products, and we may experience a sustained interruption in the supply or shortage of such materials. Any such supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. The available supply may be unstable, depending on market conditions and global demand for these materials and could adversely affect our business and operating results.
Increases in cost of materials could harm our business.
Certain materials necessary to produce our electrokinetic products, including glass, acrylic, as well as other chemicals such as indium tin oxide, certain pigments and polyethylene, are sourced from a limited number of suppliers. Any disruption in the supply of materials from such suppliers could disrupt production of our products until such time as a different supplier is fully qualified. As a result, we may experience an increase in costs or inability to meet customer demand. Furthermore, shortages or increased demand of such materials and other economic conditions may cause us to experience significant increases in freight charges and the cost of materials. Substantial increases in the prices for our materials or prices charged to us would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased product prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of product orders and reservations and therefore materially and adversely affect our brand, image, business, prospects and operating results.
We may be unable to meet our growing production demand, product sales, delivery plans and servicing needs, or accurately project and manage this growth nationwide or internationally, which could harm our business and prospects.
In the past, we’ve experienced, and we may experience in the future, delays or other complications in the design, manufacture, launch, and production ramp of our electrokinetic products, including DynamicTintTM or may not realize our manufacturing cost targets, which could harm our brand, business, prospects, financial condition and operating results. Our manufacturing facility may require significant cash investments and management resources for these plans, and we may not meet our expectations with respect to additional sales of our products. In addition, we’ve introduced in the past, and we may introduce in the future, new manufacturing technologies, techniques and processes. There is no guarantee that we will be able to successfully and timely introduce and scale any such new processes or features.
Our production plans for our products are based on many key assumptions, including:
•Ability to utilize manufacturing capacity to achieve the planned production yield. We assume that we will be able to sustain and further expand our high-volume production and our products at our Corvallis and Salem facilities, including with the introduction of new product features, without exceeding our projected costs and on our projected timeline; and
•Suppliers’ ability to support our needs. We assume that we will be able to maintain suppliers for the necessary components on terms and conditions that are acceptable to us and that we will be able to obtain high-quality components on a timely basis and in the necessary quantities to support high-volume production.
If one or both of the foregoing assumptions turns out to be incorrect, our ability to meet our projections, including for production, on time and at volumes and prices that are profitable, the demand for and deliveries of our electrokinetic products, as well as our business, prospects, operating results and financial condition, may be materially and adversely impacted.
Concurrent with developing, launching and ramping our electrokinetic products, our success will depend on our ability to continue to significantly increase our sales, deliveries, and servicing, while allocating our available resources among multiple products simultaneously. Although we have a plan for selling and delivering increased volumes of our electrokinetic products, we have limited experience developing, manufacturing, selling, servicing and allocating our available resources at the scale to which we expect to grow. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.
We continuously evaluate, and as appropriate evolve, our operations and product offerings in order to maximize our reach and optimize our costs. However, there is no guarantee that each step in our evolving strategy will be perceived as intended by developers, tenants, and the construction industry. Likewise, as we develop and grow our electrokinetic products and services in North America, and possibly worldwide, our success will depend on our ability to correctly forecast demand in different markets.
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
We rely heavily on complex machinery for our operations and the production of our electrokinetic products that suffers unexpected malfunctions from time to time and requires repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our production equipment may significantly affect intended operational efficiency. In addition, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary machinery components in a timely manner and at prices and volumes acceptable to us, which could have a material adverse effect on our operational performance, cash flows, financial condition or prospects.

If our electrokinetic products fail to perform as expected, our ability to develop, market and sell our products and services could be harmed.

If our electrokinetic products contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of our electrokinetic products take longer than expected to become enabled or are legally restricted, our ability to develop, sell, and service our electrokinetic products could be harmed. Although we attempt to remedy any issues we observe in our electrokinetic products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our business customers. While we perform extensive internal testing on the electrokinetic products we manufacture, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our electrokinetic products. There can be no assurance that we will be able to detect and fix any defects in our electrokinetic products prior to their sale to business customers.

Our inability to provide electrokinetic products or services in a timely manner, legal restrictions on product features, or defects in our products or services, including products and services of third parties that we incorporate into our offerings, could adversely affect our reputation, result in delivery delays, product recalls, product liability claims, and significant warranty and other expenses, and subject us to claims or litigation. In addition, our inability to meet business customers’ expectations with respect to our products or services could increase attrition rates or affect our ability to generate new business customers and thereby have a material adverse effect on our business, financial condition, cash flow or results of operations.
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
Our Fiber Optics Division is dependent on the communications industry and may be susceptible to the risks associated with it, which could materially adversely affect its business, financial position or results of operations.

As the owner, lessor and provider of communications services and distribution systems serving the communications industry, our Fiber Optics division is impacted by the risks associated with the communications industry. Therefore, our success is to some degree dependent on the communications industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences, changes in communications technology designed to enhance the efficiency of communications distribution systems (including lit fiber networks and wireless equipment), and other factors over which we and our tenants have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the communications business or development and implementation of any such new technologies would likely have an adverse effect on our revenues.

Any failure of our Fiber Optics Division’s physical infrastructure or services could lead to significant costs and disruptions.

Our Fiber Optics division depends on providing customers with highly reliable service. The services provided are subject to failure resulting from numerous factors, including human error, power loss, improper maintenance, physical or electronic security breaches, fire, earthquake, hurricane, flood and other natural disasters, water damage, the effect of war, terrorism and any related conflicts or similar events worldwide, and sabotage and vandalism. Problems within our Fiber Optics division’s networks or facilities, whether within our control or the control of third-party providers, could result in service interruptions or equipment damage. We may not be able to efficiently upgrade or change our Fiber Optics division’s networks or facilities to meet new demands without incurring significant costs that we may not be able to pass on to customers. Given the service guarantees that may be included in our Fiber Optics division’s agreements with customers, such disruptions could result in customer credits; however, we cannot assume that customers will accept these credits as compensation in the future, and we may face additional liability or loss of customers.

If our Fiber Optics Division is unable to accurately estimate the overall risks, revenues or costs on our projects, we may incur contract losses or achieve lower profits than anticipated.

Pricing on fixed unit price contracts is based on approved quantities irrespective of our actual costs, and contracts with a fixed total price require that the work be performed for an agreed-upon price irrespective of our actual costs. We generate profits on fixed unit price and fixed total price contracts only when our revenues exceed our actual costs, which requires us to accurately estimate and control our costs and avoid cost overruns. If our cost estimates are too low or if we do not perform the contract within our cost estimates, then cost overruns may cause us to incur a loss or cause the contract not to be as profitable as we expected. The costs incurred and profit realized, if any, on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•the failure to include materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a fixed total price contract;
•delays caused by weather conditions or otherwise failing to meet scheduled acceptance dates;
•contract or project modifications or conditions creating unanticipated costs that are not covered by change orders;
•changes in the availability, proximity and costs of construction materials
•the availability and skill level of workers;
•onsite conditions that differ from those assumed in the original bid;
•the failure by our suppliers, subcontractors, designers, engineers or customers to perform their obligations;
•fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, customers or personnel;

Demand for our construction services may decrease during economic recessions or volatile economic cycles, and a reduction in demand in end markets may adversely affect our business.

Across our Fiber Optics and Water Solutions divisions, revenue and profit are generated from infrastructure projects and services, but we do not directly control the process by which such infrastructure projects and services are awarded. The construction industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, supply chain disruptions, inflationary pressures, interest rate fluctuations and other economic factors beyond our control. Many factors, including the financial condition of the infrastructure industry, could adversely affect our customers and their willingness to fund capital expenditures in the future. Additionally, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by our customers.

Economic, regulatory and market conditions affecting our specific end markets may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects and these conditions may continue to adversely affect us in the future.

Our dependence on suppliers of materials and subcontractors could increase our costs and impair our ability to complete contracts on a timely basis or at all.

The price and availability of the materials required to execute our construction, water solutions, and fiber optics projects are subject to volatility and disruptions caused by global economic factors that are beyond our control, including, but not limited to, supply chain disruptions, labor shortages, wage pressures, rising inflation and potential economic slowdown or recession, as well as fuel and energy costs, the impact of natural disasters, public health crises, geopolitical conflicts (such as the conflicts in Eastern Europe and the Middle East), and other matters that have impacted or could impact the global economy. If shortages and cost increases in materials and tightness in the labor market persist for a prolonged period of time, and we are unable to offset such cost increases, our profit margins could be adversely impacted.

We rely on third party suppliers to provide substantially all of the materials (including aggregates, cement, asphalt, concrete, steel, oil and fuel) for our construction and fiber optics contracts and third party subcontractors to perform some of the work on many of our construction and fiber optics projects. Increasing prices of materials and equipment and substantial delays in delivering supplies have and could continue to adversely impact our construction and fiber optics projects. To the extent that we are unable to obtain commitments from our suppliers for materials or engage subcontractors, our ability to bid for construction and fiber optics contracts may be impaired.

Timing of the award and performance of new construction contracts may fluctuate.

It is generally very difficult to predict whether and when new construction contracts will be offered for tender, as our construction contracts frequently involve a lengthy bidding process, which is affected by a number of factors, such as market conditions, funding arrangements and governmental approvals. Because of these factors, our results of operations and cash flows may fluctuate from quarter to quarter and year to year, and the fluctuation may be substantial.

The uncertainty of the timing of construction contract awards may also present difficulties in matching the size of our equipment fleet and work crews with construction contract needs. In some cases, we may maintain and bear the cost of more equipment and ready work crews than are necessary for then-existing needs, in anticipation of future needs for existing construction contracts or expected future construction contracts. If a construction contract is delayed or an expected construction contract award is not received, we would incur costs that could have a material adverse effect on our anticipated profit.

Adverse weather conditions may cause delays, which could slow completion of our construction activity.

Because our construction projects are generally performed outdoors, work on our construction contracts is subject to seasonal weather conditions that may delay our work and contribute to project inefficiency. Lengthy periods of wet or cold winter weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. Extreme heat or cold can prevent us from performing certain types of operations. Future extreme weather events may limit the availability of resources, increase our costs, delay our performance of work for extended periods of time, or cause our projects to be canceled. While revenues can be recovered following a period of bad weather, it is generally impossible to recover the cost of inefficiencies, and significant periods of bad weather typically reduce profitability of affected construction contracts both in the current period and during the future life of affected construction contracts. Such reductions in construction contract profitability negatively affect our results of operations in current and future periods until the affected contracts are completed.
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
COVID-19 has and could again, result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. The duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and us.
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

Risks Related to our Human Capital

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

If we or our subcontractors are unable to comply with applicable immigration laws, our ability to successfully complete contracts may be negatively impacted.

We have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws. However, we cannot provide assurance that we have identified, or will identify in the future, all undocumented immigrants who work for us. Our failure to identify undocumented immigrants who work for us may result in fines or other penalties being imposed upon us, which could have a material adverse effect on our results of operations and financial condition.

In addition, in the construction industry, many of our subcontractors rely heavily on immigrant labor. Failure by our subcontractors to identify undocumented immigrants who work for them may result in delays in projects which such subcontractors are working on, which could have a material adverse effect on our results of operations and financial condition.

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

Risks Related to Legal and Regulatory Matters

Our electrokinetic products and services are subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm its business and operating results.

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

As a manufacturing company, including with respect to its facility in Corvallis, Oregon, we are and will be subject to complex environmental, manufacturing, health and safety laws and regulations, including laws relating to the use, handling, storage, recycling, disposal and human exposure to hazardous materials. The costs of compliance, including remediating contamination if any is found on our properties and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facility, which would hinder our operation of this and future facilities. Such costs and delays may adversely impact our business prospects and operating results. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations. We may also be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions, and similar laws. Non-compliance with such laws can subject us to administrative, civil, and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

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

Many of our electrokinetic products must comply with local building codes and ordinances, and failure of our products to comply with such codes and ordinances may have an adverse effect on its business.

Many of our electrokinetic products must comply with local building codes and ordinances. Building codes may also affect the products our customers are allowed to use, and, consequently, changes in building codes may also affect the sale of our products. These codes and ordinances are subject to future government review and interpretation. If our electrokinetic products fail to comply with such local building codes or ordinances, our ability to market and sell such products would be impaired. Also, should these codes and ordinances be amended or expanded, or should new laws and regulations be enacted, we could incur additional costs or become subject to requirements or restrictions that require us to modify our products or adversely affect our ability to market and sell our products. If our products do not adequately or quickly adapt to building standards, we may lose market share to competitors, which would adversely affect our business, results of operation, financial condition, and cash flows. Furthermore, failure of our products to comply with such codes or ordinances could subject it to negative publicity or damage its reputation.

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

Climate change and related laws and regulations could adversely affect us.

The potential impact of climate change on our operations and our customers remains uncertain. The primary risk that climate change poses to our business is the potential for increases in the volume, frequency and intensity of extreme weather conditions such as major or extended winter storms, droughts and tornados, and natural disasters, such as floods, hurricanes, tropical storms, whether as a result of climate change or otherwise, could also impact the demand for our services, or impact our ability to perform our ability to perform our construction projects, our water solutions business and slant well projects. Climate change could also lead to disruptions in our supply chain, thereby impairing our production capabilities, or the distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels or flooding from sea level changes. These changes could be severe and could negatively impact demand for our products and services. In addition, governmental initiatives to address climate change could, if adopted, restrict our operations, require us to make capital or other expenditures to comply with these initiatives, increase our costs, impact our ability to compete or negatively impact efforts to obtain permits, licenses and other approvals for existing and new facilities. Our inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material adverse impact on us.

Changes in U.S. and international trade policies, including the export and import controls and laws, may adversely impact our business and operating results.

We partner with international suppliers from North America and Europe. This subjects us to risks associated with international trade conflicts including between the United States and China, Mexico, and other countries, particularly with respect to export and import controls and laws. President Donald J. Trump has advocated for greater restrictions on international trade in general, which could result in significantly increased tariffs on certain goods imported into the United States, particularly from China. For example, in recent years the United States government has renegotiated or terminated certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods which resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of United States trading partners have imposed retaliatory tariffs on a wide range of United States products, making it more costly for companies to export products to those countries. The new presidential administration recently imposed new tariffs on imports to the United States from China, Mexico and Canada. In addition, China, Mexico and Canada have imposed retaliatory tariffs on the United States, if tariffs on additional countries were to go into effect, these countries could also impose retaliatory tariffs on the United States.

Rising political tensions could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Additionally, the resulting environment of tariffs, retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or raw materials, could harm our ability to obtain necessary raw materials and product components or sell our products and services at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the

U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Efforts to reduce the U.S. federal deficit could adversely affect our liquidity, results of operations and financial condition.

Any reductions in government spending in an effort to reduce the U.S. federal deficit could result in a reduction in the utilization of our services or additional pricing pressure. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, raise our borrowing costs. Any future shutdown of the federal government or failure to enact annual appropriations could also have a material adverse impact on our liquidity, results of operations and financial condition.

Additionally, considerable uncertainty exists regarding how future budget and program decisions will develop, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. For example, in January 2025, President Trump established an advisory commission, the “Department of Government Efficiency,” to reform federal government processes and reduce expenditures, and enacted certain spending freezes, which may adversely affect our municipal customers. There is uncertainty regarding federal agency structure and future budget decisions and priorities of the U.S. presidential administration. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect the Federal Trade Commission, the Federal Communications Commission and the Federal Energy Regulatory Commission, all of which could impact our business operations and financial outlook.

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
Risks Related to Our Common Stock

Our common stock is currently suspended on the Nasdaq Capital Market, subject to delisting, and our common stock currently is quoted on the OTC markets, which results in a limited public market for our common stock and may make obtaining future debt or equity financing more difficult for us.

On March 3, 2025, we received a letter notifying us that the Nasdaq Hearings Panel has determined to delist our common stock and trading of our common stock on Nasdaq was suspended on March 5, 2025. Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration on Form 25 with the Securities and Exchange Commission (“SEC”) after applicable appeal periods have lapsed. We have submitted a request for reconsideration to the Panel and have otherwise appealed the determination to the Nasdaq Listing and Hearing Review Council. In the interim, notwithstanding the suspension of trading on Nasdaq, our common stock is eligible for quotation on the OTC Markets system under our existing symbol, “CRKN”.

As a result of the suspension of our common stock by Nasdaq and potential delisting of our common stock, selling shares of our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in shares of our common stock, further limiting the liquidity of our common stock. As a result, the market price of our common stock may be depressed, and you may find it more difficult to sell shares of our common stock. In addition, such suspension and potential delisting from the Nasdaq and continued or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing – for example, we are not able to utilize our At-the-market Program or the equity line of credits unless our common stock is listed on Nasdaq.
If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we are ultimately delisted from Nasdaq and we are unable to retain listing on another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.
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
In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:
•the results of operating and financial performance and prospects of other companies in our industry;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the smart glass industry;
•changes in government policies in the United States and, as our international business increases, in other foreign countries;
•changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•changes in accounting standards, policies, guidance, interpretations or principles;
•any lawsuit involving us, our services or our products;
•arrival and departure of key personnel;
•sales of common stock by us, our investors or members of our management team; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.
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
In addition, as of December 31, 2024, there were outstanding warrants to purchase an aggregate of 6,554 shares of our common stock at a weighted-average exercise price from $285 per share to $7.6 million per share, all of which were exercisable as of such date. As of December 31, 2024, we also had outstanding options to purchase 102 shares of our common stock, of which 87 have vested, with weighted-average exercise price $2.3 million per share. The exercise of options or warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with acquisitions or in connection with other financing efforts. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder.
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
Delaware law, as well as our certificate of incorporation and bylaws, contain anti-takeover provisions that could delay or prevent a change in control of our company, even if the change in control would be beneficial to our stockholders. These provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:
•authorize our board of directors to create and issue, without stockholder approval, preferred stock, thereby increasing the number of outstanding shares, which can deter or prevent a takeover attempt;
•prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
•establish a three-tiered classified board of directors requiring that not all members of our board be elected at one time;

•establish a supermajority requirement to amend our amended and restated bylaws and specified provisions of our amended and restated certificate of incorporation;
•prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•establish limitations on the removal of directors;
•empower our board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•provide that our board of directors is expressly authorized to adopt, amend or repeal our bylaws;
•provide that our directors will be elected by a plurality of the votes cast in the election of directors;
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by our stockholders at stockholder meetings; and
•limit the ability of our stockholders to call special meetings of stockholders.
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

We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

We incur significant legal, accounting, and other expenses associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2022 (the “Sarbanes-Oxley Act”), as well as rules implemented by the SEC. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence and could cause our business or stock price to suffer.

Prior to December 31, 2024, we qualified as an “emerging growth company” as defined in the JOBS Act. On December 31, 2024, we lost our emerging growth company status.

While we were an “emerging growth company,” we were allowed certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and financial statements in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote to approve executive compensation and shareholder approval of any golden parachute payments not previously approved. Because we are no longer an emerging growth company, we will incur significant additional costs associated with compliance with reporting requirements applicable to non-emerging growth companies.

If we fail to develop and maintain proper and effective internal control over financial reporting, our ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and, until our common stock is delisted, the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our annual report filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner for each period.

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, it could result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis, which could require a restatement, cause us to be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, cause investors to lose confidence in our financial information, or cause our stock price to decline.

As a public company, we incur significant legal, accounting, insurance, and other expenses, and our management and other personnel have and will need to continue to devote a substantial amount of time to compliance initiatives resulting from operating as a public company. We also anticipate that these costs and compliance initiatives will increase in future periods as a result of ceasing to be an “emerging growth company,” as defined in the JOBS Act. As a smaller reporting company as defined in Rule 12b-2 under the Exchange Act, we are currently exempt from the auditor attestation requirement of Section 404(b). If we lose this eligibility, we will incur increased personnel and audit fees in connection with the additional audit requirements.

Until December 31, 2024, we were an “emerging growth company,” which may have reduced the amount of information available to investors.

Until December 31, 2024, we were an “emerging growth company,” as defined in the JOBS Act. The JOBS Act, allowed us to postpone the date by which we must comply with some of the laws and regulations intended to protect investors and to reduce the amount of information we provided in our reports filed with the SEC, which could have adversely undermined investor confidence in our company and adversely affected the market price of our common stock.

For as long as we remained an “emerging growth company,” we took advantage of certain exemptions from various requirements that are applicable to public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any new audit rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after April 5, 2012 unless the SEC determines otherwise, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Due to the recent implementation of the Reverse Stock Splits, the liquidity of our common stock may be adversely effected.

We effected Reverse Stock Splits of our outstanding common stock on June 25, 2024 and January 30, 2025 at a cumulative exchange ratio of 1-for-22,500. The liquidity of the shares of our common stock may be affected adversely by any reverse stock split given the reduced number of shares of our common stock that are outstanding following the Reverse Stock Splits, especially if the market price of our common stock does not increase as a result of the Reverse Stock Splits. Following the Reverse Stock Splits, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors. Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the Reverse Stock Splits resulted in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

We have issued shares of common stock under the ELOCs which have not been paid for, which may adversely affect the holders of our common stock.

On August 31, 2024, we entered into the common stock purchase agreement (the “Liqueous ELOC”) with Liqueous, LP (“Liqueous”), pursuant to which Liqueous has committed to purchase up to $100.0 million in shares of our common stock, subject to certain limitations and conditions set forth in the Liqueous ELOC. As of December 31, 2024, there was no remaining availability under the Liqueous ELOC S-1 Registration. As of December 31, 2024, we have issued 133,338 shares of common stock to Liqueous for approximately $7.4 million in total net proceeds, of which Liqueous has not paid us the required purchase price of $5.9 million.
We are actively pursuing the collection of this amount or the rescission of the transaction through regular negotiation with Liqueous, but recovery may ultimately require legal action. For additional details, see Note 6 – Stockholders' Equity in the accompanying consolidated financial statements.
As a result of Liqueous’ actions, we have been deprived of critical funding necessary for our operations. Even though payment by Liqueous never occurred, Liqueous has, subject to the outcome of any resolution, significant ownership, rights and preferences with respect to our equity securities which may adversely affect the holders of our common stock. As long as Liqueous owns or controls a significant percentage of our common stock or outstanding voting power, they have the ability to have a significant influence on our actions and operation of our board of directors and to influence certain corporate actions requiring stockholder approval, including the election of directors, any amendment of our certificate of incorporation and the approval of significant corporate transactions.
Any of the foregoing could impact our ability to run our business, and may adversely affect the influence of the holders and market price of our common stock.

It is not possible to predict the actual number of shares we will sell under the ELOCs, or the actual gross proceeds resulting from those sales.

On July 20, 2023, we entered into a Common Stock Purchase Agreement (“Keystone ELOC,” and together with the Liqueous ELOC, the “ELOCs”) with Keystone Capital Partners, LLC (“Keystone”) whereby we have the right to sell up to an aggregate of $50.0 million of newly issued shares (the “Keystone ELOC Shares”) of our common stock, subject to certain limitations and conditions set forth in the Keystone ELOC. We generally have the right to control the timing and amount of any sales of our shares of common stock under the ELOCs. Sales of our common stock, if any, under the ELOCs will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell all, some or no additional amount of the shares of our common stock that may be available for us to sell pursuant to the ELOCs.

Because the purchase price per share to be paid for the shares of common stock that we may elect to sell under the ELOCs, if any, will fluctuate based on the market prices of our common stock for each purchase made pursuant to the ELOC, if any, it is not possible for us to predict, as of the date of this annual report and prior to any such sales, the number of shares of common stock that we will sell under the ELOCs, the purchase price per share that will be paid for shares purchased from us under the ELOCs, or the aggregate gross proceeds that we will receive from those purchases under the ELOCs, if any.

Any issuance and sale by us under the ELOCs of a substantial amount of shares of common stock could cause substantial dilution to our stockholders. The number of shares of our common stock ultimately offered for sale by Liqueous and/or Keystone is dependent upon the number of shares of common stock, if any, we ultimately sell under the ELOCs. Currently the Company is unable to sell any shares under the ELOCs because there is no currently effective registration statement covering the resale of such shares.

Due to the suspension of our common stock by Nasdaq, we are unable to utilize the ELOCs, and if our common stock is ultimately delisted by Nasdaq, both ELOCs will automatically terminate on their terms.

It is not possible to predict the actual number of shares we will sell under our ATM Program, or the actual gross proceeds resulting from those sales.

On March 30, 2022, we entered into the Sales Agreement with Alliance Global Partners (the “Sales Agent”), pursuant to which we may, from time to time, sell shares (the “Placement Shares”) of our common stock through the Sales Agent, acting as our sales agent and/or principal, in a continuous at-the-market offering (the “ATM Program”). We will pay the Sales Agent a commission of up to 3.0% of the aggregate gross proceeds we receive from all sales of our common stock under the Sales Agreement. As of December 31, 2024, we had the right to issue and sell up to an additional $30.7 million.

We generally have the right to control the timing and amount of any sales of our shares of common stock under the ATM Program. Sales of our common stock, if any, under the ATM Program will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell all, some or no additional amount of the shares of our common stock that may be available for us to sell pursuant to the ATM Program.

Because the purchase price per share to be paid for the shares of common stock that we may elect to sell under the ATM Program, if any, will fluctuate based on the market prices of our common stock for each purchase made pursuant to the ATM Program, if any, it is not possible for us to predict, as of the date of this annual report and prior to any such sales, the number of shares of common stock that we will sell under the ATM Program, the purchase price per share that purchasers will pay for shares purchased from us under the ATM Program, or the aggregate gross proceeds that we will receive from those purchases under the ATM Program, if any.

Any issuance and sale by us under the ATM Program of a substantial amount of shares of common stock could cause substantial dilution to our stockholders.

Due to the suspension of our common stock by Nasdaq, we are unable to utilize the ATM Program, and if our common stock is ultimately delisted by Nasdaq, we will be unable to utilize the ATM Program and the Sales Agent will have the right to terminate the Sales Agreement.

The issuance of additional shares of common stock, including upon exercise of our outstanding warrants, the issuance of shares pursuant to the ELOCs, and/or the issuance of shares pursuant to the ATM Program, would substantially dilute the ownership interest of existing stockholders.

The shares of common stock issuable upon full conversion and exercise of our outstanding warrants could result in significant additional dilution to our existing stockholders. To the extent our outstanding warrants are exercised such exercises could have a significant dilutive effect on the ownership interest of our existing stockholders.

Additionally, any issuance of shares of common stock under the ELOCs or the ATM Program may cause substantial dilution to our existing stockholders. The number of shares ultimately offered for sale pursuant to the ELOCs and/or the ATM Program is dependent upon the number of shares we elect to sell under the ELOCs and/or the ATM Program. Depending upon market liquidity at the time, sales of shares of our common stock under the ELOCs and/or the ATM Program may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock pursuant to the ELOCs and/or the ATM Program, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to pursuant to the ELOCs and/or the ATM Program, and each of the ELOCs and the ATM Program may be terminated by us at our discretion without penalty.

Risks Related to our Indebtedness
The requirement that we service our indebtedness could limit the cash flow available for our operations and have other consequences that could adversely affect our business, and we may not have sufficient cash flow from our business to pay our debt obligations.
We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, could have significant consequences, including the following: impairing our ability to successfully continue to commercialize our current or future products; limiting our ability to obtain additional financing on satisfactory terms; increasing our vulnerability to general economic downturns, competition and industry conditions; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness; inhibiting our flexibility to plan for, or react to, changes in our business; and diluting the interests of our existing stockholders if we issue shares of our common stock upon conversion of convertible notes. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the indenture governing any indebtedness.
Our ability to make payments of the principal and interest on, or to refinance the amounts payable under, our current or future indebtedness, while still making necessary investments in our business, will depend on our operating and financial performance, including our ability to generate sufficient cash flow from operations, which may be subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate such cash flow, we may be required to sell assets, restructure existing debt or obtain additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or secure desirable terms, which could result in a default on our debt obligations.
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
Our obligations related to our outstanding or any future indebtedness could adversely affect our ability to take advantage of corporate opportunities, which could adversely affect our business, financial condition, and results of operations, including, but not limited to, the following:
•our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes may be limited, or financing may be unavailable;
•a substantial portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;
•lack of liquidity could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;
•our debt obligations will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations; and
•if we fail to make required debt payments or to comply with other covenants in our debt agreements, we would be in default under the terms of these agreements, which could permit our creditors to accelerate repayment of the debt and could cause cross-defaults under other debt agreements.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy

As part of our enterprise risk management function, we have implemented processes to assess, identify and manage the material risks facing our company, including risks from cybersecurity threats. Our enterprise risk management function represents our overall risk management system. Our cybersecurity program is built upon recognized security frameworks. We believe that our processes provide us with a comprehensive assessment of potential cybersecurity threats. We conduct regular scans, penetration tests, and vulnerability assessments to identify any potential threats or vulnerabilities in our systems. Our processes to assess, identify and manage the material risks from cybersecurity threats include the risks arising from threats associated with third-party service providers, including cloud-based platforms.
We rely heavily on our information technology ("IT") systems across various aspects of our operations, from product development to customer relations. Given the innovative nature of our business, particularly in the realms of smart glass and fiber optics, ensuring the security, integrity, and availability of data is paramount. We operate in an environment where the protection of intellectual property and sensitive data, including proprietary technology information and customer data, is critical. We are therefore committed to a comprehensive cybersecurity strategy that encompasses not only compliance with relevant privacy laws but also proactive risk management.
Our cybersecurity framework is overseen its Information Technology ("IT") Team. The IT team is geared towards developing and refining a risk-informed decision-making process, emphasizing the early identification and mitigation of cybersecurity risks. The IT Leader leads the charge in implementing a cybersecurity risk management program, employing a mix of technological tools, rigorous processes, and external assessments to safeguard our assets. Regular training programs, including those focused on phishing and secure data handling, are mandatory for all employees, reinforcing the culture of cybersecurity awareness.
Despite robust security measures, we acknowledge the possibility of cyber threats breaching its defenses. We have developed a cybersecurity incident response plan that provides a documented framework for handling cybersecurity incidents and facilitates coordination across multiple parts of the Company. This includes a structured procedure for incident detection, analysis, containment, and recovery, underscored by the IT Leader for material incident evaluation and communication.
Given the integration of third-party services within our operational framework, we extend our cybersecurity vigilance to our partners and suppliers. This includes contractual safeguards and continuous monitoring to manage and mitigate risks presented by external entities.

To date, we have not experienced a cybersecurity incident that has had a material impact on our business strategy, results of operations or financial condition, and we currently do not expect that the risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, as discussed more fully under “Item 1A. Risk Factors,” cybersecurity attacks are continually evolving to become more sophisticated and, while we have invested in the protection of our data and information technology to reduce the risk of a cybersecurity incident, our efforts may not be effective in preventing breakdowns or breaches in our systems.
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

ITEM 2. PROPERTIES.
In March 2021, we entered into a lease agreement with Hudson, to lease 3,500 square feet of office space located in Los Angeles, California. The lease term is 39 months and expires on June 30, 2024. In April 2024, the Company entered into the first amendment for the Hudson lease to revise the payment schedule for the remaining lease term expiring on June 30, 2024. Subsequently, the Company entered into the second amendment in June 2024 to extend the lease term. The second amended lease expires in September 2027.
Leases Under the Smart Windows Division
The Smart Windows division leases and subleases various office and laboratory spaces under non-cancelable operating leases with various expiration dates through fiscal 2027, certain of which contain renewal provisions. These renewal provisions are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. The Smart Windows division has no lease agreements that are classified as finance leases.
Leases Under the Fiber Optics Division
The Fiber Optics division leases various offices, storage spaces, and equipment under non-cancelable operating leases. These leases have expiration dates through fiscal 2026. Certain leases include renewal options; however, these renewal options are not considered reasonably certain to be exercised and are therefore excluded from the calculation of lease payments. The Fiber Optics division does not have any lease agreements classified as finance leases.
We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate the expansion of our operations.
ITEM 3. LEGAL PROCEEDINGS.

No director of executive officer is currently subject to any litigation that could materially affect our company. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. Except as described below, no current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. Currently, there is no litigation pending against our company or any director or officer, or any associate that could materially affect the Company.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information

Our common stock began trading on the Nasdaq Capital Market on January 26, 2021 under the symbol “CRKN”. On March 3, 2025, we received a letter notifying us that the Nasdaq Hearings Panel has determined to delist our common stock and trading of our common stock on Nasdaq was suspended on March 5, 2025. Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration on Form 25 with the Securities and Exchange Commission (“SEC”) after applicable appeal periods have lapsed. We have submitted a request for reconsideration to the Panel and have otherwise appealed the determination to the Nasdaq Listing and Hearing Review Council. In the interim, notwithstanding the suspension of trading on Nasdaq, our common stock is eligible for quotation on the OTC Markets system under our existing symbol, “CRKN”.
Holders of Record
We are authorized to issue up to 800,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock. As of December 31, 2024, there were 790,774 shares of common stock issued and outstanding and 54 shareholders of record. The number of record holders does not include persons who held shares of our common stock in “street name” accounts through brokers, banks and other financial institutions.
Dividend Policy
We have not declared or paid any cash dividends on our common stock during the years ended December 31, 2024 and 2023, and do not currently anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
Other than those previously disclosed in our current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of our equity securities during the period covered by this Annual Report.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in Annual Report on Form 10-K.

Up to and until December 31, 2024, we were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), An emerging growth company may take advantage of specified exemptions from various requirements that are otherwise applicable generally to public companies in the United States. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption in the past and, therefore, while we were an emerging growth company, we were not subject to new or revised accounting standards at the same time that they became applicable to other public companies that are not emerging growth companies.

We still qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we ceased to qualify as an emerging growth company, and thus we will continue to be permitted to make certain reduced disclosures in our periodic reports and other documents that we file with the SEC.

Management’s plans and basis of presentation:
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

In addition to the Smart Windows division, we have strategically diversified operations with the creation of the Fiber Optics division and Water Solutions division, which includes Element 82 and the Slant Wells groups. The Fiber Optics division was established following the acquisition of Amerigen 7 assets, which focused on 5G fiber optics infrastructure. Paramount Network Construction Inc. ("Paramount"), incorporated in 2024, focuses on network construction, providing robust solutions to expand our telecommunications and data infrastructure capabilities and will be reported through the Fiber Optics division.

Through Crown Fiber Optics we offer contracting services for the design, engineering, and construction of both aerial and underground fiber optic networks. As demand for higher telecommunications bandwidth continues to surge, this division aims to expand through selective market share growth, potential acquisitions, and the use of cutting-edge equipment such as micro trenchers to enhance efficiency and service delivery.
Our Water Solutions division includes the Slant Wells group and Element 82, a wholly-owned subsidiary specializing in lead detection. The Slant Wells group specializes in the construction of slant wells for the provision of ocean water to desalination plants that in turn provide fresh water to the planned development sites.
Together, the Company's Smart Windows, Fiber Optics, and Water Solutions divisions create a multifaceted business positioned to deliver innovative solutions across multiple industries.
January 2025 and June 2024 Reverse Stock Splits

Our Board of Directors, following approval by our stockholders, approved a reverse stock split of our common stock at a ratio of one-for-one hundred and fifty (1:150), and, following such approval, we filed an amendment to our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect the reverse stock split on June 25, 2024 (the “June 2024 Reverse Stock Split”).

On January 28, 2025, our Board of Directors authorized another reverse stock split (the “January 2025 Reverse Stock Split,” and together with the June 2024 Reverse Stock Split, the “Reverse Stock Splits”) at an exchange ratio of one-for-one hundred and fifty (1:150), without reducing the authorized number of our shares of common stock. The January 2025 Reverse Stock Split was effective on January 30, 2025.
We did not issue fractional certificates for post-reverse split common stock shares in connection with the January 2025 Reverse Stock Split and the June 2024 Reverse Stock Split. All shares of common stock that were held by a stockholder were aggregated and each stockholder was entitled to receive the number of whole common stock shares resulting from the combination of the aggregated common stock shares. Any fractions resulting from the reverse split computation were rounded up to the next whole common stock share amount.
The number of authorized shares and the par value of the common stock was not adjusted. In connection with the January 2025 Reverse Stock Split and the June 2024 Reverse Stock Split, the conversion ratio for our outstanding convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and warrants outstanding, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants.

All references to common stock, restricted stock units, warrants and options to purchase common stock share data, per share data and related information contained in the consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the effect of the January 2025 Reverse Stock Split and the June 2024 Reverse Stock Split.
Preferred Stock Conversions
In May 2024, we executed amendments to the conversion terms of our Series A, Series B, and Series C preferred stock to incentivize conversion into common stock, resulting in an induced conversion that was recognized as a deemed dividend. In addition, holders of Series F, Series F-1, and Series F-2 preferred stock exercised an alternate conversion option due to specific triggering events, such as missed registration and dividend payments, which allowed conversion at an alternate price. These conversions led to a reclassification adjustment to additional paid-in capital, with no net impact on stockholders’ equity as of December 31, 2024.

Nasdaq Delisting Determination

On March 3, 2025, we received a letter notifying us that the Nasdaq Hearings Panel has determined to delist our common stock and trading of our common stock on Nasdaq was suspended on March 5, 2025. Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration on Form 25 with the SEC after applicable appeal periods have lapsed. We have submitted a request for reconsideration to the Panel and have otherwise appealed the determination to the Nasdaq Listing and Hearing Review Council. In the interim, notwithstanding the suspension of trading on Nasdaq, our common stock is eligible for quotation on the OTC Markets system under our existing symbol, “CRKN”.

Consolidated Results of Operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 (in thousands):

	Year ended December 31,
	2024	2023	Change

Revenue	$19,701	$153	$19,548
Cost of revenue	15,078	934	14,144
Cost of revenue - related party	5,337	-	5,337
Gross margin	(714)	(781)	67

Operating expenses:
Research and development	3,367	2,805	562
Selling, general and administrative	20,045	15,073	4,972
Goodwill impairment charge	-	649	(649)
Total operating expenses	23,412	18,527	4,885

Loss from operations	(24,126)	(19,308)	(4,818)

Other income (expense), net:
Interest expense	(994)	(9,417)	8,423
Loss on extinguishment of warrant liability	-	(504)	504
Loss on extinguishment of debt	-	(2,345)	2,345
Gain on issuance of convertible notes	-	64	(64)
Change in fair value of warrants	-	10,458	(10,458)
Change in fair value of notes	-	(7,040)	7,040
Change in fair value of derivative liability	-	401	(401)
Realized loss from ELOC derivative	(800)	-	(800)
Other expense, net	(26)	(1,293)	1,267
Total other expense, net	(1,820)	(9,676)	7,856
Net loss	$(25,946)	$(28,984)	$3,038
Revenue
Revenue is generated by the Fiber Optics division, Slant Wells group and Element 82, and was $19.7 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. The increase in revenue of $19.5 million for the year ended December 31, 2024 compared to the same period in 2023, is primarily due to new contracts we entered into with a range of clients from Fortune 500 tier 1 telecoms to local municipalities under the Fiber Optics division, and the new Slant Wells group and Element 82 businesses.
Cost of Revenue and Cost of Revenue - Related Party
Cost of revenue is generated by the Fiber Optics division, Slant Wells group, and Element 82 and was $15.1 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.
Cost of revenue - related party is costs with Horizon HDD LLC ("Horizon HDD"), related to subcontractor labor, equipment, and truck rentals generated by the Fiber Optics division and was $5.3 million for the year ended December 31, 2024. There was no cost of revenue incurred with related party for the year ended December 31, 2023.
The increase in cost of revenue, including costs incurred with Horizon HDD, of $19.5 million for the year ended December 31, 2024 compared to the same period in 2023, is primarily due to increases in subcontractor labor of $10.8 million, equipment rental cost and depreciation of $3.0 million, compensation and benefit costs of $2.5 million, other costs related to supplies, materials and maintenance of $2.8 million and insurance of $0.4 million.
Research and Development
Research and development expense was $3.4 million for the year ended December 31, 2024 compared to $2.8 million for the year ended December 31, 2023. The increase of $0.6 million is primarily related to an increase in salaries and benefits.
Selling, General and Administrative
Selling, general and administrative expense was $20.0 million for the year ended December 31, 2024 compared to $15.1 million for the year ended December 31, 2023. The $5.0 million increase is primarily due to increases in stock-based compensation expense of $4.6 million and other expenses of $1.2 million, and amortization expense of ELOC and warrant expense of $0.4 million, partially offset by reductions in professional fees $0.6 million, decreases in intangible asset impairment of $0.2 million and loss from disposal of assets and lease termination of $0.3 million.
Goodwill Impairment
Goodwill impairment was zero and $0.7 million for the years ended December 31, 2024 and 2023, respectively. The $0.7 million decrease is primarily due to the write off of all goodwill related to the Amerigen7 acquisition impairment in 2023.
Interest Expense
Interest expense was $1.0 million for the year ended December 31, 2024 compared to $9.4 million for the year ended December 31, 2023. The $8.4 million decrease is primarily due to the repayment or settlement through conversion, of our major notes payable, line of credit borrowings and senior secured notes, either by the end of 2023 or in early 2024.
Loss on Extinguishment of Warrant Liability
The loss on extinguishment of warrant liability was nil for the year ended December 31, 2024 compared to $0.5 million for the year ended December 31, 2023. The $0.5 million loss on extinguishment of warrant liability in 2023 was related to a warrant inducement and exercise agreement with certain holders in connection with the previously outstanding convertible notes issued in fiscal year 2022.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was nil for the year ended December 31, 2024 compared to $2.3 million for the year ended December 31, 2023. The $2.3 million loss on extinguishment of debt in 2023 was primarily related to repayments of all debt related to our standby letter of credit incurred for early repayment, restructuring, and refinancing of debt.
Gain on Issuance of Convertible Notes
Gain on issuance of convertible notes was nil for the year ended December 31, 2024 compared to $0.1 million for the year ended December 31, 2023. The prior period gain of $0.1 million resulted from excess of proceeds on issuance of the convertible notes over fair value. We did not issue any convertible notes in 2024.
Change in Fair Value of Warrants
Change in fair value of warrants was nil for the year ended December 31, 2024 compared to $10.5 million for the year ended December 31, 2023. The decrease of $10.5 million is primarily due to a significant decrease in the value for the warrant liability in the prior year while the value of the warrant liability remained nominal in the current year.
Change in Fair Value of Notes Payable
The change in fair value of notes payable was nil for the year ended December 31, 2024 compared to a loss of $7.0 million for the year ended December 31, 2023. The decrease of $7.0 million was primarily due to the settlement, conversion, and extinguishment of notes in 2023, leaving no notes payable at fair value outstanding as of December 31, 2023 that required subsequent revaluation.

Change in Fair Value of Derivative Liability
Change in fair value of derivative liability was nil for the year ended December 31, 2024 compared to a gain of $0.4 million for the year ended December 31, 2023. The decrease was related to full settlement of our convertible notes and warranty liability measured at fair value on a recurring basis during the year ended December 31, 2023.
Realized Loss from ELOC Derivative
Realized loss from ELOC derivative was $0.8 million for the year ended December 31, 2024 related to the realized loss from settlement of the Liqueous ELOC derivative compared to nil for the year ended December 31, 2023.
Other Expense, net
Other expense, net for the year ended December 31, 2024 was $26,000 compared to $1.3 million for the year ended December 31, 2023. The decrease of $1.3 million was primarily due to maturity and expiration of our line of credit at the beginning of the current year.
Liquidity
We had an accumulated deficit of approximately $142.9 million, a net loss of $25.9 million, and used approximately $18.2 million in net cash in operating activities for the year ended December 31, 2024. We expect to continue to incur ongoing administrative and other expenses, including public company expenses.
Our common stock is currently suspended on the Nasdaq Capital Market, subject to delisting, and our common stock currently is quoted on the OTC markets, which results in a limited public market for our common stock and will have a negative impact on our ability to raise capital.
We raised significant capital through the at-the-market offering and other arrangements in the fourth quarter of 2024 and January 2025. Based on our current cash balance, the anticipated quarterly profits, measured in net income, starting in the second half of 2025 based on revenue generated by Fiber Optics division, and our planned discretionary spending, we believe that our current financial resources are sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this Annual Report.
Equity Line of Credit – Keystone Capital Partners, LLC

In the first half of 2024, we received net proceeds on sales of 11,595 shares of common stock of approximately $10.7 million, after deducting commissions and expenses of $1.3 million, at a weighted-average price of $925.91 per share.
In the third quarter of 2024, we received net proceeds on sales of 9,954 shares of common stock of approximately $3.6 million, after deducting commissions and expenses of $0.1 million, at a weighted-average price of $362.39 per share.
Equity Line of Credit - Liqueous, LP
During the fourth quarter of 2024, we sold 133,338 shares of common stock for approximately $7.4 million of total net proceeds, after deducting commissions and expenses of $0.2 million, at a weighted-average price of $55.33 per share. As of December 31, 2024, we received $1.5 million in cash proceeds and the remaining $5.9 million was deemed uncollectible.
At-the-Market ("ATM") Offering
In the first half of 2024, we received net proceeds on sales of 215 shares of common stock under the at-the-market offering of approximately $0.6 million after deducting $28,000 in commissions and expenses. The weighted-average price of the common stock was $2,726.57 per share.
In the third quarter of 2024, we received net proceeds on sales of 6,536 shares of common stock under the at-the-market offering of approximately $1.2 million after deducting $37,000 in commissions and expenses. The weighted-average price of the common stock was $181.02 per share.

In the fourth quarter of 2024, we sold 612,702 shares of common stock under the at-the-market offering of approximately $19.8 million total net proceeds, after deducting $0.8 million in commissions and expenses. The weighted-average price of the common stock was $32.28 per share.
We have obtained additional capital through the sale of debt or equity financings or other arrangements including through our existing at-the-market offering and the ELOCs to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. In addition, unless the terms are amended, we cannot access the ATM Program or the ELOCs while trading of our common stock is suspended on Nasdaq and/or if our common stock is delisted from Nasdaq. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.
Cash Flows

	Year Ended December 31,
	2024	2023	Change
Cash at the beginning of the year	$1,059	$821	$238
Net cash used in operating activities	(18,181)	(16,158)	(2,023)
Net cash used in investing activities	(6,207)	(2,818)	(3,389)
Net cash provided by financing activities	37,028	19,214	17,814
Cash at the end of the year	$13,699	$1,059	$12,640
Net Cash Used in Operating Activities
For the year ended December 31, 2024, net cash used in operating activities was $18.2 million, which primarily consisted of our net loss of $25.9 million, adjusted for non-cash expenses of $9.3 million which primarily consisted of stock-based compensation and employee inducement award expenses totaling $5.3 million, depreciation and amortization of $1.1 million, amortization of deferred issuance costs of $1.3 million, realized loss from ELOC derivative of $0.8 million, and the amortization of right-of-use assets of $0.8 million. The net change in operating assets and liabilities was $1.5 million, consisting primarily of an increase of $5.3 million in accounts and retention receivables, an increase of $2.1 million in contract assets, and a decrease of $0.7 million in lease liabilities, partially offset by an increase of $1.1 million in accounts payable, an increase of $2.8 million in accounts payable - related party, and an increase of $2.5 million in accrued expense and other current liabilities.
For the year ended December 31, 2023, net cash used in operating activities was $16.2 million, which primarily consisted of our net loss of $29.0 million, adjusted for non-cash income and expenses of $12.2 million which primarily consisted of stock-based compensation expenses totaling $0.7 million, depreciation and amortization of $0.7 million, amortization of right-of-use assets of $0.6 million, change in fair value of notes of $7.0 million, amortization of deferred issuance costs of $9.3 million, loss on extinguishment of debt of $2.3 million, goodwill impairment of $0.7 million, loss on extinguishment of warrant liability of $0.5 million and other expenses of $0.5 million, offset by the change in fair value of our warrant liability of $10.5 million and change in fair value of derivative liability of $0.4 million. The net change in operating assets and liabilities was $0.6 million, consisting primarily of a decrease of $0.1 million in prepaid and other current assets, an increase of $1.3 million in accounts payable and an increase of $0.4 million in accrued expenses, partially offset by an increase of $0.1 million in accounts and retention receivables, and a decrease in lease liabilities of $1.1 million.
Net Cash Used in Investing Activities
For the year ended December 31, 2024, net cash used in investing activities was $6.2 million, which related to purchase of equipment of $6.1 million, and advances on note receivable of $0.2 million, partially offset by repayment received for a note receivable of $0.2 million.
For the year ended December 31, 2023, net cash used in investing activities was $2.8 million, primarily related to the purchase of equipment of $2.2 million and cash paid for the acquisition of Amerigen 7 of $0.6 million.
Net Cash Provided by Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was approximately $37.0 million, which primarily related to net proceeds received from the issuance of common stock in connection with our ATM Offering totaling $21.3 million, and net proceeds from the issuance of common stock in connection with equity line of credit totaling $15.9 million.
For the year ended December 31, 2023, net cash provided by financing activities was $19.2 million, consisting of net proceeds from the issuance of common stock in connection with the ELOC of $4.5 million, net proceeds received from the issuance of common stock in connection with our ATM Offering totaling $8.2 million, net proceeds from the issuance of notes in connection with the line of credit of $2.4 million, net proceeds from issuance of Series F-1 preferred stock of $2.3 million, net proceeds from the exercise of common stock warrants of $2.1 million, net proceeds from the issuance of Senior Secured Notes of $1.4 million, net proceeds from issuance of Series F-2 preferred stock of $0.7 million, partially offset by the repayment of notes payable of $2.3 million.
Off-balance sheet arrangements
We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the SEC rules and regulations.
Critical accounting policies and significant judgments and estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.
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
Our accounting estimates, specifically related to the impairment of long-lived assets, cost-to-cost (input) revenue recognition method and warrants, play a crucial role in our financial reporting. Despite our thorough assessment, we have not identified any recent events or conditions necessitating revisions to our estimates and assumptions that would materially impact the carrying values of our assets or liabilities as of this Annual Report on Form 10-K’s issuance date. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Impairment of long-lived assets
We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful lives of our long-lived assets, property and equipment, lease related right-of-use assets, and definite-lived intangible assets, may warrant revision or that the carrying value of the assets may be impaired. We evaluate the realizability of our long-lived assets based on profitability and cash flow expectations for the related asset groups. Factors we consider important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance and significant economic trends.
The sustained decline in the trading price of the Company's common stock during the year ended December 31, 2024, and related decrease in the Company's market capitalization, was determined to be a triggering event in connection with our review of the recoverability of long-lived assets. We performed a recoverability testing during the fourth quarter ended December 31, 2024 using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived asset groups to the carrying value of the respective long-lived asset groups. Estimates of future cash flows are based on our own assumptions about the Company's own use of the long-lived assets. The cash flow estimation period was based on the long-lived assets' estimated remaining useful life for each asset group. After performing the recoverability test, we determined that the undiscounted cash flows exceeded the carrying value and the long-lived asset groups were not impaired. Changes in these assumptions and resulting valuations could result in future long-lived asset impairment charges. Management will continue to monitor any changes in circumstances for indicators of impairment. Any write-downs are treated as permanent reductions to the carrying amount of the assets.
There were no impairment charges, or changes in estimated useful lives, recorded for the year ended December 31, 2024.
Warrants
Warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement.
Common Stock Warrants Issued Before June 30, 2024:
These warrants are classified as liabilities as their settlement terms preclude equity classification. The warrants were recorded at fair value upon issuance and are subsequently remeasured at fair value at each balance sheet date, with changes in fair value of warrants recognized within other expense, net in the Company’s consolidated statements of operations and comprehensive loss.
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
We periodically evaluate changes in facts and circumstances that could impact the classification of warrants.
Revenue
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
Recent accounting pronouncements
See Note 2 – Basis of Presentation and Significant Accounting Policies to our consolidated financial statements for a description of recent accounting pronouncements applicable to our consolidated financial statements.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 13, 2024, the Board of Directors approved the dismissal of Marcum LLP (“Marcum”) as our independent registered public accounting firm. The termination of the engagement of Marcum was approved by the Company’s audit committee. Marcum had served as our independent registered public accounting firm since 2017.

On August 13, 2024, we engaged BPM LLP (“BPM”) as our new independent registered public accounting firm. These changes were previously disclosed in our Current Report on Form 8-K filed with the SEC on August 19, 2024, as amended on Form 8-K/A on August 20, 2024.

The disclosures in those reports include the details required by Item 304 of Regulation S-K, including the absence of any (i) disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or (ii) or reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K. A copy of Marcum's letter addressed to the SEC was filed as Exhibit 16.1 to our amended Current Report on Form 8-K/A filed on August 20, 2024.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by Annual Report on Form 10-K, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to our company, including our consolidated subsidiaries.
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
Our management, including our Chief Executive Office ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Our conclusion that we have a material weakness is due to the reasonable possibility that a material error could occur and may not be detected or prevented. Based on our evaluation, management concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2024.

Management noted the following deficiencies that we believe to be material weaknesses as of December 31, 2024:
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

In the second quarter of fiscal year 2024, we took active measures to establish resources with assistance of an external compliance consultant and additional staffing focused on internal controls over financial reporting (“ICFR”) to develop a remediation plan. The remediation measures included performing a comprehensive risk assessment. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Management is committed to accurate and ethical business practices.

During last six months of fiscal year 2024, we redesigned control procedures on significant business processes to focus on preventative and detective controls. We have established documentation on business processes to assess any key control gaps and made efforts to remediate such gaps. We also established monitoring controls. Employees are actively trained in control procedures.

We also engaged outside technology leaders to perform a thorough review of the design of information technology general and application controls over certain operating systems and has made a preliminary assessment that no material gaps exist. Due to limited staffing in the financial reporting function, revised procedures were established to ensure adequate segregation of duties and evidencing appropriate review and approval. It is management’s intention to continue actively working on the plan for remediation and the estimated timeline for remediation is by second quarter of 2025.

Management’s view is that unethical, illegal, or inaccurate conduct in the operations and accounting for our company violates the trust and integrity of our company and is damaging to the interests of all stakeholders, and in the long-term misconduct injures the interests of even the individual whom it might initially benefit. This is reinforced periodically with informal conversations and is ingrained in the culture of our company. When questions arise, they are escalated to the CFO, CEO, or Board of Directors for review, investigation, direction, and consensus, and external opinion is sought if consensus is not achieved. The Senior Vice President of Accounting and CFO both have direct contact with all levels of review. Management intends to work internally and with third parties to ensure we have the proper controls in place going forward. Management reinforces our tone at the top by ensuring that the executive leadership team stresses the importance of internal controls with the staff.
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
Changes in Internal Control over Financial Reporting

There was active remediation efforts in establishing preventative and detective internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2024. Management noted that controls were designed as of December 31, 2024, however management has not completed its testing of controls for operating effectiveness, and as such concluded that the design and operating effectiveness of our disclosure controls and procedures were not effective as of December 31, 2024.

The steps taken were created to be consistent with the goal of preventing any problems are ones that promote systematic changes, including reviewing and revising policies and procedures, enhancing existing or implementing new internal controls to detect future errors and misconduct, and redesigning training programs to ensure staff focus on the relevant issues. Disciplining firm personnel who engage in misconduct, informing and compensating injured parties, and hiring an independent consultant, where appropriate, to comprehensively evaluate policies and internal controls, can go a long way towards placing the firm in the best light possible for any regulatory or other scrutiny that may later occur.
ITEM 9B. OTHER INFORMATION.
Trading Plans
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Management
Set forth below is information regarding our directors and executive officers as of the date of this Annual Report.

Name	Age	Position	Director Since
Douglas Croxall	56	Chairman and Chief Executive Officer	2015
Daniel Marcus(1)(2)(3)	58	Director	2022
Dr. DJ Nag(1)(2)(3)	57	Director	2020
Scott Hobbs(1)(2)(3)	51	Director	2023
Joel Krutz	51	Chief Financial Officer, Chief Operating Officer, and Director	2023
____________________________________________________________________
(1)Member of Audit Committee.
(2)Member of Compensation Committee.
(3)Member of Governance and Nominating Committee.
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

Sheldon Davis. Mr. Davis has served as the president of our Smart Windows division since April 2024. Mr. Davis is a customer and value-chain-focused research and development executive who has innovated and guided the development of ground-breaking products and processes that have delivered multi-million-dollar revenue and profit contributions to leading global organizations. During his career, he has led digital transformations, optimized efficiencies, and prudently allocated resources. Prior to being hired as President of the Company’s Electrokinetic Film division, Mr. Davis served as a Senior Business Advisor to the Company since February 2023. In addition, from August 2023 to present, Mr. Davis is a lecturer at the Stephen M. Ross School of Business at the University of Michigan. From January 2013 to January 2024, Mr. Davis served as Vice President of Research, Development, and Innovation at Guardian Industries. While at Guardian Industries, Mr. Davis also served on the Board of Directors of Glass Futures, a not-for-profit research and technology organization based in the United Kingdom. Prior to Guardian Industries, Mr. Davis worked for Cabot Corporation for 12 years in various research and development roles. Mr. Davis is an inventor with granted U.S. patents and holds a Ph.D. in Chemical Engineering from the University of Arizona.

Timothy Koch. Mr. Koch has served as our Chief Innovation Officer ("CIO") since July 2024. Prior to serving as CIO, Mr. Koch served as our Chief Technology Officer since 2015. Prior to co-founding Crown, he was in charge of the R&D team at HP that invented EK technology. He has over 30 years of engineering and management experience in both technology development and product manufacturing. He holds a BS from Cornell University and a MS from Stanford University, both degrees in Material Science & Engineering. He has also completed an Executive Development Program from the Cornell University Johnson Graduate School of Management.
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

Robert Vandal. Mr. Vandal has served as our Chief Technology Officer since July 2024. Mr. Vandal has over three decades of experience in product development, process development, and manufacturing operations, and has spearheaded pivotal advancements in the glass industry. Since September 2014, he served as the Senior Director of R&D at Guardian Glass LLC, contributing significantly to key developments such as tempered vacuum insulating glass. Mr. Vandal has a BSME in mechanical engineering from Dalhousie University in Nova Scotia, Canada.

Corey Boaz. President, Fiber Optics & Water Intake Solutions. Over 13 years of experience in the construction of underground utility infrastructure, with a focus on trenchless technologies. Throughout his career, Corey has successfully built multiple companies, both organically, and through M&A, demonstrating expertise in business growth and strategic expansion. In recognition of his industry knowledge and leadership, Corey is regularly invited to speak on behalf of various professional organizations within the trenchless utilities sector.

David Kinsella. Vice President, Element 82. Over 20 years expertise in strategic operational management and international business. David’s extensive experience includes management of large-scale construction projects across the U.S., Australia, Canada, and Europe, with a strong focus on safety, financial systems, and ISO standards implementation. This experience, as well as acute business acumen, enables David to engineer innovative solutions. He holds a Bachelor of Engineering in Civil Engineering.
Non-Employee Directors
Dr. DJ Nag. Dr. DJ Nag has served as a member of our board of directors since July 2020. Dr. DJ Nag is the President of Innovaito LLC, an intellectual property strategy think tank. Prior to this, Dr. Nag was the Chief Investment Officer at Ventech Solutions, a healthcare technology company that manages quality data for the Center for Medicare and Medicaid Services ("CMS"). He has successfully led Ohio State University, Rutgers University and University of Nebraska’s technology transfer operations that included licensing, startup and investments. As an entrepreneur, he led a number of start-ups in the intellectual property strategy, artificial intelligence, and medical device space. As a consultant in patent monetization and intellectual property strategy, he has worked with many Fortune 500 companies, universities, and national governments. He was a Director of Ocean Tomo and a Vice President at ICAP Ocean Tomo, leading patent transaction markets. He was recognized as one of the top IP strategists by IAM300 in 2019. Dr. Nag was on the Board of the Association of University Technology Managers, Inc. ("AUTM") from 2012 to 14, focused on educating the members around world on the importance of technology transfer and intellectual property. He is widely recognized as a global intellectual property strategist working with government and universities in Poland, Japan, India, Turkey, Brazil, South Korea, Ukraine and many other countries. Currently, he teaches intellectual property strategy and negotiations as a Professor of Practice at Rutgers University and a Visiting Professor at Shizuoka University. He volunteers as the first Executive-in-Residence at the Dublin City Schools, leading a startup academy for high school students and serves on the foundation board at the Dublin Methodist Hospital.
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
Code of Ethics
We have adopted a Code of Business Conduct and Ethics which is applicable to the conduct of our directors, officers and employees, including our CEO, CFO and persons performing similar functions. A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to our company’s Registration Statement on Form S-1 filed June 28, 2019. The Code of Business Conduct and Ethics was amended in 2024, and is included as Exhibit 14.1 herein.
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
Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2024. As of the date of the filing of this annual report, all such Form 4s have been filed.
ITEM 11. EXECUTIVE COMPENSATION.
Summary Compensation Table
The following table sets forth information regarding compensation earned during the years ended December 31, 2024 and 2023 by our principal executive officer and our other most highly compensated executive officers, or the named executive officers, as of the end of the year ended December 31, 2024.

Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Other Compensation	Options	Restricted Stock Awards
Douglas Croxall	2024	$766,667	$1,342,500	$177,275	$—	$268,341
Chief Executive Officer	2023	$699,792	$910,000	$—	$—	$269,419

Joel Krutz	2024	$683,333	$1,132,500	$—	$—	$134,170
Chief Financial Officer	2023	$590,000	$680,000	$—	$—	$134,709

Corey Boaz	2024	$359,487	$1,050,000	$—	$—	$246,750
President, Crown Fiber Optics	2023	$—	$—	$—	$—	$—
Restricted Stock
During the year ended December 31, 2024, we granted 12,662 restricted stock units with a fair value of approximately $5.7 million. As of December 31, 2024, a total of 8,619 restricted stock units have been issued to employees, 291 restricted stock units had been granted to members of our Board of Directors, and 5,198 restricted stock units had been granted to consultants.
Stock Option Grants
During the year ended December 31, 2024, we granted a stock option to purchase 12 shares of common stock with a fair value of approximately $8,000. As of December 31, 2024, stock options to purchase 102 shares of common stock were outstanding, and no stock options had been granted to members of our Board of Directors.
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

Effective October 31, 2022, the Board of Directors included an Evergreen Provision to the Employee Stock Option Plan. The Evergreen Provision will allow for certain executives and Independent Board members, as well as key consultants, to receive an initial grant of equity, either in the form of an RSU or an Option, to be determined by the recipient, in a manner that allows for vesting based on achieving Market Capitalization Milestones of $50 Million and $100 Million. Mr. Croxall shall maintain 10% of the Company’s fully diluted common stock outstanding.

On March 31, 2024, our Board of Directors approved an increase of Mr. Croxall’s annual base salary to $800,000 effective May 1, 2024. Mr. Croxall will also be entitled to a quarterly discretionary bonus based upon certain performance targets established by our Board of Directors, as well as quarterly awards under our 2024 Employee Incentive Plan, upon the terms and conditions established by our Board of Directors.

Effective August 15, 2024, the Board of Directors approved including the Evergreen Provision to the 2024 Employee Stock Option Plan. Mr. Croxall shall maintain an additional 10% of the Company’s fully diluted shares outstanding.
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

Effective October 31, 2022, the Board of Directors included an Evergreen Provision to the Employee Stock Option Plan. The Evergreen Provision will allow for certain executives and Independent Board members, as well as key consultants, to receive an initial grant of equity, either in the form of an RSU or an Option, to be determined by the recipient, in a manner that allows for vesting based on achieving Market Capitalization Milestones of $50 Million and $100 Million. Mr. Krutz shall maintain 5% of the Company’s fully diluted shares outstanding.

On March 31, 2024, our Board of Directors approved an increase of Mr. Krutz’s annual base salary to $700,000 effective May 1, 2024. Mr. Krutz will also be entitled to a quarterly discretionary bonus based upon certain performance targets established by our Board of Directors, as well as quarterly awards under our 2024 Employee incentive Plan, upon the terms and conditions established by our Board of Directors.

Effective August 15, 2024, the Board of Directors approved including the Evergreen Provision to the 2024 Employee Stock Option Plan. Mr. Krutz shall maintain an additional 5% of the Company’s fully diluted shares outstanding.
Outstanding Equity Awards at Fiscal Year End
2024 Outstanding Equity Awards at Fiscal Year-end Table
The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of December 31, 2024:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Corey Boaz	—	—	—	—	—	—	$—	—	—
Doug Croxall	8	—	8	(a)	(b)	—	$—	—	—
Joel Krutz	1	—	1	(c)	9.23.2032	—	$—	—	—

(a) Exercise price ranges from at $202,500 to $4,860,000
(b) Terms range from 2.28.2028 to 9.23.2032
(c) Exercise price at $459,000
Option Re-pricings
We have not engaged in any option re-pricings or other modifications to any of our outstanding equity awards to our Named Executive Officers during fiscal year 2024.
Compensation of Directors
2024 Director Compensation Table
The following Director Compensation Table sets forth information concerning compensation for services rendered by our independent directors for fiscal year 2024.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dr. DJ Nag(1)	$100,000	$227,993	$—	$—	$327,993
Scott Hobbs(2)	100,000	224,037	—	—	324,037
Daniel Marcus(3)	104,000	228,149	—	—	332,149
Total:	$304,000	$680,179	$—	—	$984,179
____________________________________________________________________
(1)Dr. Nag was appointed to serve as a member of the Board of Directors in July 2020. Dr. Nag held options to purchase 3 shares of our common stock.
(2)Mr. Hobbs was appointed to serve as a member of the Board of Directors in September 2023.
(3)Mr. Marcus was appointed to serve as a member of the Board of Directors in October 2022.
Mr. Croxall and Mr. Krutz have not been included in the Director Compensation Table because there were a Named Executive Officer of our company for all of our 2024 fiscal year, and all compensation paid to him during our 2024 fiscal year is reflected in the Summary Compensation Table above.
Director Compensation Program

Directors who are employees of our company or of any of our subsidiaries receive no additional compensation for serving on our Board of Directors or any of its committees. All directors who are not employees of our company or of any of our subsidiaries are compensated at the rate of $25,000 per quarter. All directors who are not employees are eligible for annual equity compensation of 1% of the total fully diluted shares of common stock.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of December 31, 2024, information regarding beneficial ownership of our capital stock by:
•each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;
•each of our Named Executive Officers;
•each of our directors; and
•all of our executive officers and directors as a group.
The percentage ownership information shown in the table prior to this offering is based upon shares of common stock outstanding as of December 31, 2024.

	Common Stock Beneficially Owned(2)
Name of Beneficial Owner and Address(1)	Shares	%(3)
Officers and Directors
Croxall Family Trust(4)	151	*
Corey Boaz	101	*
Joel Krutz(5)	27	*
Dr. DJ Nag(6)	97	*
Daniel Marcus	92	*
Scott Hobbs	92	*
All current officers and directors as a group (6 persons)	560	*
____________________________________________________________________
*Less than 1.0%
(1)Unless otherwise noted, all addresses are c/o Crown Electrokinetics Corp., at 11601 Wilshire Blvd., Suite 2240, Los Angeles, California 90025.
(2)A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.
(3)Based upon 790,774 shares of common stock outstanding on December 31, 2024.
(4)Includes 93 common shares outstanding, 50 vested restricted stock units and options to purchase eight shares of our common stock.
(5)Includes 26 vested restricted stock units and options to purchase one share of our common stock.
(6)Includes 94 vested restricted stock units and options to purchase three shares of our common stock.
Equity Compensation Plan Information
On May 9, 2024, we adopted our 2024 Equity Incentive Plan (the “2024 Plan”). Under the 2024 Plan, the maximum number of shares of our common stock as to which awards may be granted under the 2024 Plan may not exceed 19,000,000 shares (the “Initial Share Limit”, without adjustments for the Reverse Stock Splits), all of which may be issued pursuant to the exercise of incentive stock options. Such amounts are subject to proportional adjustment as determined by our Board of Directors to reflect certain stock changes, such as stock dividends and stock splits.
Notwithstanding the foregoing, (a) the total number of shares of common stock that may be delivered pursuant to awards under the 2024 Plan shall automatically increase on the first trading day of each calendar quarter, beginning with the calendar quarter commencing on July 1, 2024, by such number of shares of common stock as are necessary so that the total number of shares reserved for issuance under the 2024 Plan shall be equal to 19.9% of the total number of outstanding shares of common stock, determined on a fully diluted basis as of the applicable trading date (the “Stipulated Percentage”); (b) the Board may act prior to the first day of a given calendar quarter to provide that (i) there will be no such automatic quarterly increase in the number of shares reserved for issuance under the 2024 Plan or (ii) the increase in the number of shares for such calendar quarter will be a lesser number of shares than necessary to maintain the Stipulated Percentage of shares reserved for issuance under the 2024 Plan; and (c) unless an increase in shares reserved for issuance under the 2024 Plan in excess of the Initial Share Limit has been approved by the Company’s shareholders, the maximum number of shares of common stock that may be delivered pursuant to incentive stock options shall not exceed the Initial Share Limit or, if greater, the number of shares of common stock subsequently approved by the requisite vote of the Company’s shareholders entitled to vote thereon.
On October 31, 2022, we adopted our 2022 Long-Term Incentive Plan (the “2022 Plan”). Under the 2022 Plan, the maximum number of shares of our common stock as to which awards may be granted under the 2022 Plan may not exceed 16,000,000 shares (the Initial Share Limit, without adjustments for reverse stock splits), which amount is subject to proportional adjustment as determined by our Board of Directors to reflect certain stock changes, such as stock dividends and stock splits.
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
On December 16, 2020, we adopted our 2020 Long-Term Incentive Plan (the “2020 Plan”). Under the 2020 Plan, the maximum number of shares of our common stock as to which awards may be granted under the 2020 Plan may not exceed 16,000,000 (the Initial Share Limit, without adjustments for reverse stock splits) and the 2020 Plan has a term of 10 years. The available shares in the 2020 Plan will automatically increase on the first trading day in January of each calendar year during the term of the 2022 Plan, commencing with January 2021, by an amount equal to the lesser of (i) five percent (5%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 3,000,000 shares, without adjustments for reverse stock splits, of common stock or (iii) such number of shares of common stock as may be established by our Board of Directors.

We grant equity-based compensation under our 2024 Plan, 2022 Plan, 2020 Plan and our 2016 Equity Incentive Plan (the “Plan”). The 2024 Plan, 2022 Plan, 2020 Plan and 2016 Plan allows us to grant incentive and nonqualified stock options, and shares of restricted stock to our employees, directors and consultants.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	102	N/A	332,123
Equity compensation plans not approved by security holders	—	N/A	—
Total	102	N/A	332,123
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Approval for Related Party Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related-person transactions. Our Code of Ethics and Business Conduct requires that all employees, including officers and directors, disclose to the Chief Executive Officer the nature of any company business that is conducted with any related party of such employee, officer or director (including any immediate family member of such employee, officer or director, and any entity owned or controlled by such persons). If the transaction involves an officer or director of the Company, the Chief Executive Officer must review and approve the transaction in advance. In considering such transactions, the Chief Executive Officer takes into account the relevant available facts and circumstances. If the transaction involves the Chief Executive Officer, the Audit Committee must review and approve the transaction in advance.
Related Party Transactions

In 2024, we entered into a labor and rental equipment service arrangement with a service provider which is 100% owned by the President of Crown's Fiber Optics division. As such, the service provider is considered a related party to the Company. See Note 14 - Related Party Transactions to the accompanying consolidated financial statements.
Other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation”, we were not a party to any transaction or arrangement in 2023 which the amount involved in the transaction exceeded 1% of the average of our total assets in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Prior Audit Firm

Marcum LLP (“Marcum”) served as our independent registered public accounting firm from 2017 to August 13, 2024. At such time, we amicably terminated the engagement of Marcum, and such termination was approved by our Board of Directors and Audit Committee. The reports of Marcum on our consolidated financial statements as of and for the fiscal years ended December 31, 2023 and 2022 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of providing an explanatory paragraph as to our ability to continue as a going concern. During our two most recent fiscal years and the subsequent interim period through August 13, 2024, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. During our two most recent fiscal years and the subsequent interim period through August 13, 2024, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

Current Audit Firm

We have appointed BPM LLP (“BPM”) to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2024. BPM has served as our independent registered public accounting firm since August 13, 2024.

Fees Billed to the Company in fiscal year 2024 and 2023
The following table sets forth fees billed to us by our independent auditors, Marcum and BPM, for the years ended December 31, 2024 and 2023, respectively for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly condensed consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit fees(1)	$376	$553
Audit related fees(2)	—	—
Tax fees(3)	51	18
All other fees(4)	147	17
Total fees	$574	$588

(1)Audit fees — Audit fees consist of fees billed for the audit of our annual consolidated financial statements and the review of the interim condensed consolidated financial statements.
(2)Audit related fees — These consisted principally of the aggregate fees related to audits that are not included audit fees.
(3)Tax fees — Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.
(4)All other fees — These consisted principally of professional service fees in connection with registration statements.

Pre-Approval Policies and Procedures

The Audit Committee has the authority to appoint or replace our independent registered public accounting firm (subject, if applicable, to stockholder ratification). The Audit Committee is also responsible for the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The independent registered public accounting firm was engaged by, and reports directly to, the Audit Committee.

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved prior to the completion of the audit. We have complied with the procedures set forth above, and the Audit Committee has otherwise complied with the provisions of its charter.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(1)Consolidated financial statements.
The consolidated financial statements and supplementary data required by this item begin on page F-1.
(a)(2)Consolidated financial statement schedules.
All schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements and the related notes.
(a)(3)Exhibits.

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

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 18, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on June 21, 2024).

3.6
Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on January 28, 2025 (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on January 28, 2025).

3.7
Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crown Electrokinetics Corp., as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on May 22, 2024).

3.8
Second Amended and Restated Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crown Electrokinetics Corp., as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed on May 22, 2024).

3.9
Amended and Restated Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crown Electrokinetics Corp., as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.3 to the registrant’s Form 8-K filed on May 22, 2024).

3.10
Certificate of Designations, Preferences and Rights of Series D Preferred Stock of Crown Electrokinetics Corp. (incorporated by reference to Exhibit 3.4 to the registrant’s Form 8-K filed on July 8, 2022).

3.11	Certificate of Designations, Preferences and Rights of Series E Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed on February 3, 2023).
3.12
Certificate of Designation of Series F Convertible Preferred Stock filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on June 6, 2023).

3.13
Certificate of Designations of Series F-1 Convertible Preferred Stock filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed on June 15, 2023).

3.14
Certificate of Designations of Series F-2 Convertible Preferred Stock filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.3 to the registrant’s Form 8-K filed on June 15, 2023).

3.15	Bylaws (incorporated by reference to Exhibit 3.5 to the registrant’s Form S-1/A filed on September 18, 2019).
3.16	Amendment No. 1 to the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on May 28, 2024).

4.1	Form of Warrant, dated June 3, 2020, by and between the registrant and Hudson Pacific Properties, L.P. (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on April 6, 2021).
4.2	Form of Warrant, dated January 28, 2021, by and between the registrant and Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on January 27, 2021).
4.3	Form of Warrant, dated July 19, 2022, by and between the registrant and Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on July 22, 2022).
4.4	Form of Warrant, dated July 26, 2022, by and between the registrant and certain investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on July 29, 2022).
4.5	Form of Warrant, by and between the registrant and certain investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on October 20, 2022).
4.6	Form of Senior Secured Convertible Note, by and between the registrant and certain investors (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on October 20, 2022).
4.7	Form of Warrant, among the registrant and certain investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on January 4, 2023).
4.8	Form of Senior Secured Note, among the registrant and certain investors (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on January 4, 2023).
4.9	Form of Warrant, between the registrant and a certain lender (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on February 3, 2023).
4.10	Form of Promissory Note, between the registrant and a certain lender (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on February 3, 2023).
4.11	Form of Waiver Warrant, among the registrant and certain investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on March 6, 2023).
4.12	Form of Exchange Warrant, among the registrant and certain investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on June 6, 2023).
4.13	Form of Series F-1 Preferred Stock Warrant, among the registrant and certain investors (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on June 15, 2023).
4.14	Form of Series F-2 Preferred Stock Warrant, among the registrant and certain investors (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on June 15, 2023).
4.15*	Description of Securities
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

10.6***
Employment Agreement, dated June 16, 2021, by and between Crown Electrokinetics Corp. and Doug Croxall (incorporated by reference to Exhibit 10.6 to the registrants’s Transition Report on Form 10-KT filed on March 30, 2022).

10.7***
Employment Agreement, dated June 21, 2021, by and between Crown Electrokinetics Corp. and Joel Krutz (incorporated by reference to Exhibit 10.9 to the registrants’s Transition Report on Form 10-KT filed on March 30, 2022).

10.8***
Master Supply Agreement, dated September 27, 2021, between MetroSpaces Inc. and Crown Electrokinetics Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 30, 2021).

10.9***
Master Supply Agreement, dated December 23, 2021, between Hudson Pacific Properties, L.P. and Crown Electrokinetics Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on December 23, 2021).

10.10
Master Supply Agreement, dated March 25, 2022, between Brandywine Operating Partnership, L.P. and Crown Electrokinetics Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on March 28, 2022).

10.11
Common Stock Sales Agreement, dated as of March 30, 2022, by and between Crown Electrokinetics Corp. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on March 31, 2022).

10.12	Form of Securities Purchase Agreement, dated July 26, 2022, between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 29, 2022).
10.13	Form of Registration Rights Agreement, dated July 26, 2022, between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on July 29, 2022).
10.14	Form of Securities Purchase Agreement, dated October 19, 2022, between the Company and the Investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on October 20, 2022).
10.15	Form of Registration Rights Agreement, dated October 19, 2022, between the Company and the Investors (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on October 20, 2022).
10.16	Form of Security Agreement, dated October 19, 2022, between the Company and the Collateral Agent (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on October 20, 2022).
10.17	Form of Asset Purchase Agreement, dated January 3, 2023, between the Company and Amerigen 7 LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on January 4, 2023).
10.18
Form of Securities Purchase Agreement, dated January 3, 2023, among the registrant and certain investors (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on January 4, 2023).

10.19
Form of Line of Credit Agreement, dated February 2, 2023, between the registrant and a certain lender (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on February 3, 2023).

10.20	Form of Waiver Agreement, dated February 28, 2023, among the registrant and certain investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on March 6, 2023).
10.21
Form of Waiver Agreement and Amendment, dated March 24, 2023, among the registrant and certain investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on March 27, 2023).

10.22	Form of Inducement Agreement, among the registrant and certain investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on May 18, 2023).
10.23	Form of LOC Note Amendment, dated May 15, 2023, between the registrant and a certain lender (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on May 18, 2023).
10.24	Form of Demand Note, among the registrant and certain investors (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on May 18, 2023).
10.25	Form of Exchange Agreement, among the registrant and certain investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on June 6, 2023).
10.26	Form of Demand Note, among the registrant and certain investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on June 6, 2023).
10.27	Form of May Note, among the registrant and certain investors (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on June 6, 2023).
10.28	Form of Securities Purchase Agreement, among the registrant and certain investors (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on June 15, 2023).
10.29	Form of Registration Rights Agreement, among the registrant and certain investors (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on June 15, 2023).
10.30	Form of Securities Purchase Agreement, among the registrant and certain investors (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on June 15, 2023).
10.31	Forbearance Agreement, among the registrant and a certain investor (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on July 14, 2023).

10.32	First Amendment to Forbearance Agreement, among the registrant and a certain investor (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on July 14, 2023).
10.33
Common Stock Purchase Agreement, dated July 20, 2023, by and between the Company and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on July 24, 2023).

10.34
Registration Rights Agreement, dated July 20, 2023, by and between the Company and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on July 24, 2023).

10.35	Exchange Agreement by and between the Company and a January Investor, dated August 2, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on August 7, 2023).
10.38***	Employment Agreement, effective April 24, 2024, by and between the Company and Sheldon Davis (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on April 29, 2024).
10.39***	Employment Agreement, effective April 24, 2024, by and between the Company and Robert Vandal (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on July 2, 2024).
10.40	Common Stock Purchase Agreement, dated August 31, 2024, by and between the Company and Liqueous, LP (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on October 15, 2024).
10.41	Registration Rights Agreement, dated August 31, 2024, by and between the Company and Liqueous, LP (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on October 15, 2024).
10.42* ***	2016 Long-Term Incentive Plan
10.43* ***	2020 Long-Term Incentive Plan
10.44* ***	Amendment to 2020 Long-Term Incentive Plan
10.45***	2022 Long-Term Incentive Plan (incorporated by reference to Annex A to the registrant’s proxy statement on schedule DEF 14A filed on November 25, 2022).
10.46***	2024 Employee Incentive Plan (incorporated by reference to Annex B to the registrant’s proxy statement on schedule DEF 14A filed on May 21, 2024).
14.1*	Code of Business Conduct and Ethics Policy.
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Accounting Firm Marcum LLP.
23.2*	Consent of Independent Registered Accounting Firm BPM LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
97.1	Crown Electrokinetic Corp. Clawback Policy (incorporated by reference to Exhibit 97 to the registrant’s Form 10-K filed on April 1, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith
** Furnished herewith

*** Denotes a management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025	CROWN ELECTROKINETICS CORP.

	By:	/s/ Doug Croxall
Doug Croxall Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2025	By:	/s/ Joel Krutz
Joel Krutz Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that the undersigned officers and/or directors of the Registrant, by virtue of their signatures to Annual Report on Form 10-K, appearing below, hereby constitute and appoint Doug Croxall and Joel Krutz, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and steads to execute any and all amendments to Annual Report on Form 10-K in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, Annual Report Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Doug Croxall		Dated: March 31, 2025
Name:	Doug Croxall
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Joel Krutz		Dated: March 31, 2025
Name:	Joel Krutz
Title:	Director and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Hobbs		Dated: March 31, 2025
Name:	Scott Hobbs
Title:	Director

/s/ Dr. DJ Nag		Dated: March 31, 2025
Name:	Dr. DJ Nag
Title:	Director

/s/ Daniel Marcus		Dated: March 31, 2025
Name:	Daniel Marcus
Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crown Electrokinetics Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Crown Electrokinetics Corp. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the comparative 2023 disclosures required under Accounting Standards Update 2023-07, Segment Reporting, as further described in Note 12, that was adopted on a retrospective basis for the year ended December 31, 2024. In our opinion, such disclosures are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to the segment disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relate.

Critical Audit Matter Description - Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company derives revenue from various sources including specialty services for the Fiber Options division and Slant Wells group. For revenue under fixed-price project-based service contracts, revenue is recognized over-time as services are performed using a percentage-of-completion method based on a cost-to-cost input method.

Estimated costs to complete each contract are primarily based on i) labor and equipment costs, ii) field inputs and iii) benchmarking to similar projects. Changes in these estimates can have a material effect on revenue recognized and/or related costs. If the estimated total costs exceed the total contract revenue, a provision for the expected loss on the contract is recognized immediately.

The principal audit consideration for our determination that performing procedures related to the Company’s revenue recognition for customer agreements is a critical audit matter is the significant amount of judgment required by management in the estimation process. Significant judgment is required in determining the total estimated contract costs for fixed-price contracts, which in turn leads to significant auditor judgment, subjectivity, and effort in performing audit procedures and in evaluating audit evidence relating to the estimation of such costs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimate of percentage-of-completion revenue recognition included the following, among others:

–We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.
–For a sample of customer agreements, we obtained and read contract source documents, including master agreements and other documents that were part of the agreement, tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration, assessed the terms in the customer agreements and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
–We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

/s/ BPM LLP

We have served as the Company's auditor since 2024.

San Jose, California
March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Crown Electrokinetics Corp.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustment for the adoption of Accounting Standards Update 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" described in Note 12, the consolidated balance sheet of Crown Electrokinetics Corp (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (the “2023 financial statements”). In our opinion, the 2023 financial statements, before the effect of the adoption of Accounting Standards Update 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" described in Note 12, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adoption of Accounting Standards Update 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" described in Note 12, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Explanatory Paragraph – Going Concern
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2017 to 2024
Costa Mesa, California
April 1, 2024

CROWN ELECTROKINETICS CORP.
Consolidated Balance Sheets
(in thousands except share and per share amounts)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$13,699	$1,059
Accounts and retention receivables, net	5,356	83
Contract assets	2,058	—
Prepaid and other current assets	2,409	728
Note receivable	64	—
Total current assets	23,586	1,870
Property and equipment, net	8,336	3,129
Intangible assets, net	1,160	1,382
Right-of-use assets	1,775	1,701
Deferred issuance costs	—	1,306
Other assets	126	139
TOTAL ASSETS	$34,983	$9,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,675	$1,500
Accounts payable - related party	2,762	—
Accrued expenses and other current liabilities	4,776	1,194
Lease liabilities - current	618	655
Notes payable - current	245	429
Total current liabilities	11,076	3,778
Notes payable - non-current	679	—
Lease liabilities - non-current	984	1,072
Total liabilities	12,739	4,850

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized	—	—
Series A preferred stock, par value $0.0001; 300 shares authorized, no shares issued and outstanding as of December 31, 2024, and 251 shares issued and outstanding as of December 31, 2023; liquidation preference zero as of December 31, 2024 and $261 as of December 31, 2023	—	—
Series B preferred stock, par value $0.0001; 1,500 shares authorized, no shares issued and outstanding as of December 31, 2024, and 1,443 shares issued and outstanding as of December 31, 2023; liquidation preference zero as of December 31, 2024 and $1,501 as of December 31, 2023	—	—
Series C preferred stock, par value $0.0001; 600,000 shares authorized, no shares issued and outstanding as of December 31, 2024, and 500,756 shares issued and outstanding as of December 31, 2023; liquidation preference zero as of December 31, 2024 and $531 as of December 31, 2023	—	—
Series D preferred stock, par value $0.0001; 7,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023; liquidation preference zero as of December 31, 2024 and 2023	—	—
Series E preferred stock, par value $0.0001; 77,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023; liquidation preference zero as of December 31, 2024 and 2023	—	—
Series F preferred stock, par value $0.0001; 9,073 shares authorized, no shares issued and outstanding as of December 31, 2024, and 4,448 shares issued and outstanding as of December 31, 2023; liquidation preference zero as of December 31, 2024 and $4,753 as of December 31, 2023	—	—
Series F-1 preferred stock, par value $0.0001; 9,052 shares authorized, no shares issued and outstanding as of December 31, 2024, and 653 shares issued and outstanding as of December 31, 2023; liquidation preference zero as of December 31, 2024 and $696 as of December 31, 2023	—	—
Series F-2 preferred stock, par value $0.0001; 9,052 shares authorized, no shares issued and outstanding as of December 31, 2024, and 1,153 shares issued and outstanding as of December 31, 2023; liquidation preference zero as of December 31, 2024 and $1,232 as of December 31, 2023	—	—
Common stock, par value $0.0001; 800,000,000 shares authorized; 790,774[1] and 1,145[1] shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	165,185	121,672
Accumulated deficit	(142,941)	(116,995)
Total stockholders’ equity	22,244	4,677
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,983	$9,527
1 Amounts for both periods presented have been retroactively adjusted to reflect the 1-for-150 reverse stock splits effected on June 25, 2024 and January 30, 2025. See Note 1 for details.
The accompanying notes are an integral part of these consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands except share and per share amounts)

	Year ended December 31,
	2024	2023

Revenue	$19,701	$153
Cost of revenue	15,078	934
Cost of revenue - related party	5,337	-
Gross margin	(714)	(781)

Operating expenses:
Research and development	3,367	2,805
Selling, general and administrative	20,045	15,073
Goodwill impairment charge	—	649
Total operating expenses	23,412	18,527

Loss from operations	(24,126)	(19,308)

Other income (expense), net:
Interest expense	(994)	(9,417)
Loss on extinguishment of warrant liability	—	(504)
Loss on extinguishment of debt	—	(2,345)
Gain on issuance of convertible notes	—	64
Change in fair value of warrants	—	10,458
Change in fair value of notes	—	(7,040)
Change in fair value of derivative liability	—	401
Realized loss from ELOC derivative	(800)	—
Other expense, net	(26)	(1,293)
Total other expense, net	(1,820)	(9,676)
Net loss and comprehensive loss	(25,946)	(28,984)
Deemed dividend on Series D preferred stock	—	(6)
Cumulative dividends on Series A preferred stock	(18)	(19)
Cumulative dividends on Series B preferred stock	(17)	(107)
Cumulative dividends on Series C preferred stock	(46)	(30)
Cumulative dividends on Series D preferred stock	—	(53)
Cumulative dividends on Series F preferred stock	(341)	(272)
Cumulative dividends on Series F-1 preferred stock	(60)	(110)
Cumulative dividends on Series F-2 preferred stock	(19)	(79)
Deemed dividend in connection with conversion of Series A, Series B, and Series C preferred stock	(2,147)	—
Deemed dividend in connection with conversion of Series F, Series F-1, and Series F-2	(3,874)	—
Net loss attributable to common stockholders	$(32,468)	$(29,660)
Net loss per share attributable to common stockholders[1]	$(548.26)	$(109,044.12)

Weighted average shares outstanding, basic and diluted[1]	59,220	272

1 Amounts for both periods presented have been retroactively adjusted to reflect the 1-for-150 reverse stock splits effected on June 25, 2024 and January 30, 2025. See Note 1 for details.
The accompanying notes are an integral part of these consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Consolidated Statements of Stockholders’ Equity
(in thousands except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F-1 Preferred Stock		Series F-2 Preferred Stock		Common Stock		Additional Paid-in Capital [1]	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number[1]	Amount[1]
Balance as of December 31, 2022	251	$—	1,443	$—	500,756	$—	1,058	$—	—	$—	—	$—	—	$—	—	$—	16	$—	$88,535	$(88,005)	$530
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5	—	2,062	—	2,062
Issuance of common stock in connection with conversion of notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2	—	516	—	516
Issuance of common stock in connection with equity line of credit, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	178	—	4,489	—	4,489
Issuance of common stock/at-the-market offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	869	—	8,228	—	8,228
Issuance of Series E preferred stock in connection with LOC	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,350	—	4,350
Deemed dividend for repricing of Series D preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6	(6)	—
Commitment to issue shares of common stock in connection with March waiver agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	298	—	298
Issuance of common stock in connection with Series A and Series B Dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1	—	—	—	—
Issuance of common stock upon the conversion of Series E preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4	—	1	—	1
Issuance of common stock in connection with conversion of October Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12	—	2,166	—	2,166
Dividends paid in shares of Series D preferred stock	—	—	—	—	—	—	139	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Series D preferred stock exchanged for Series F preferred stock in connection with Exchange Agreements	—	—	—	—	—	—	(1,197)	—	—	—	1,847	—	—	—	—	—	—	—	(450)	—	(450)
Conversion of Demand Notes and October Notes into Series F preferred stock in connection with Exchange Agreements	—	—	—	—	—	—	—	—	—	—	3,198	—	—	—	—	—	—	—	1,276	—	1,276
Conversion of January Notes into Series F preferred stock in connection with Exchange Agreements	—	—	—	—	—	—	—	—	—	—	206	—	—	—	—	—	—	—	82	—	82
Issuance of Series F-1 preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	3,583	—	—	—	—	—	1,372	—	1,372
Issuance of Series F-2 preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,153	—	—	—	464	—	464
Conversion of Series F preferred stock into common stock	—	—	—	—	—	—	—	—	—	—	(803)	—	—	—	—	—	5	—	—	—	—
Conversion of Series F-1 preferred stock into common stock	—	—	—	—	—	—	—	—	—	—	—	—	(2,930)	—	—	—	15	—	—	—	—
Commitment to issue shares of common stock in connection with January Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,410	—	2,410
Commitment to issue shares of common stock in connection with LOC Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	230	—	230
Commitment to issue shares of Series E preferred stock in connection with LOC Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,363	—	3,363
Commitment to issue shares of common stock in connection with Demand Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	286	—	286
Issuance of common stock to settle commitment shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	26	—	—	—	—
Issuance of common stock in connection with January Notes Settlement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9	—	1,160	—	1,160
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1	—	114	—	114
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2	—	714	—	714
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,984)	(28,984)
Balance as of December 31, 2023	251	—	1,443	—	500,756	—	—	—	—	—	4,448	—	653	—	1,153	—	1,145	—	121,672	(116,995)	4,677
Issuance of common stock in connection with equity line of credit, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	154,887	—	16,653	—	16,653
Issuance of common stock/at-the-market offering, net of issuance costs of $867	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	619,453	—	21,547	—	21,547
Issuance of common stock upon the conversion of Series A preferred stock	(251)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	242	—	—	—	—
Issuance of common stock upon the conversion of Series B preferred stock	—	—	(1,443)	—	—	—	—	—	—	—	—	—	—	—	—	—	1,472	—	—	—	—
Issuance of common stock upon the conversion of Series C preferred stock	—	—	—	—	(500,756)	—	—	—	—	—	—	—	—	—	—	—	521	—	—	—	—
Issuance of common stock upon the conversion of Series F preferred stock	—	—	—	—	—	—	—	—	—	—	(4,448)	—	—	—	—	—	4,323	—	—	—	—
Issuance of common stock upon the conversion of Series F-1 preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(653)	—	—	—	758	—	—	—	—
Issuance of common stock upon the conversion of Series F-2 preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,153)	—	936	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,218	—	—	—	—
Reverse stock split round up shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	979	—	—	—	—
Issuance of common stock in connection with warrant exchange	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	334	—	63	—	63
Conversion of accrued Series F and F-1 preferred stock dividends liability to common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	172	—	—	—	—
Issuance of common stock in connection with employee inducement award (Note 7)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,334	—	292	—	292
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,958	—	4,958
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,946)	(25,946)
Balance as of December 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	790,774	$—	$165,185	$(142,941)	$22,244
1 Amounts for both periods presented have been retroactively adjusted to reflect the 1-for-150 reverse stock splits effected on June 25, 2024 and January 30, 2025. See Note 1 for details.
The accompanying notes are an integral part of these consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Consolidated Statements of Cash Flows
(in thousands except share and per share amounts)

	Year ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,946)	$(28,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and employee inducement award	5,250	714
Depreciation and amortization	1,115	733
Loss on extinguishment of warrant liability	—	504
Change in fair value of warrant liability	—	(10,458)
Change in fair value of derivative liability	—	(401)
Gain on issuance of convertible note	—	(64)
Loss on extinguishment of debt	—	2,345
Change in fair value of notes	—	7,040
Amortization of deferred issuance costs	1,306	9,341
Amortization of right-of-use assets	780	626
Impairment of goodwill	—	649
Intangible asset impairment	—	200
Loss on lease termination	—	214
Loss on disposal of equipment	—	144
Realized loss from ELOC derivative	800	—
Other non-cash expenses	23	630
Changes in operating assets and liabilities:
Prepaid and other assets	192	61
Accounts and retention receivables	(5,275)	(83)
Contract assets	(2,058)	—
Accounts payable	1,104	1,253
Accounts payable - related party	2,762	—
Accrued expenses and other current liabilities	2,451	440
Lease liabilities	(685)	(1,062)
Net cash used in operating activities	(18,181)	(16,158)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Amerigen 7	—	(645)
Purchases of property and equipment	(6,145)	(2,173)
Advances on note receivable	(243)	—
Repayments of note receivable	181	—
Net cash used in investing activities	(6,207)	(2,818)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	—	2,062
Proceeds from the issuance of common stock / at-the-market offering, net of issuance costs	21,274	8,228
Proceeds from the issuance of notes in connection with line-of-credit	—	2,350
Proceeds from issuance of Series F-1 preferred stock	—	2,328
Proceeds from issuance of Series F-2 preferred stock	—	748
Proceeds from issuance of Senior Secured Notes, net of fees paid	—	1,357
Payments of notes payable	(99)	(2,348)
Proceeds from lines-of-credit	1,118	—
Repayments of lines-of-credit	(1,118)	—
Proceeds from the issuance of common stock in connection with equity line-of-credit, net of issuance costs	15,853	4,489
Net cash provided by financing activities	37,028	19,214

Net increase in cash	12,640	238
Cash — beginning of the year	1,059	821
Cash — end of the year	$13,699	$1,059
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$214	$14
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series A preferred stock into common stock	$251	$—
Conversion of Series B preferred stock into common stock	$1,530	$—
Conversion of Series C preferred stock into common stock	$501	$—
Conversion of Series F preferred stock into common stock	$4,438	$—
Conversion of Series F-1 preferred stock into common stock	$653	$—
Conversion of Series F-2 preferred stock into common stock	$1,163	$—
Deemed dividend in connection with conversion of Series A, Series B, and Series C preferred stock	$2,147	$—
Deemed dividend in connection with conversion of Series F, Series F-1, and Series F-2 preferred stock	$3,874	$—
Issuance of Series E preferred stock in connection with line of credit	$—	$4,350
Issuance of common stock in connection with equity line of credit	$—	$114
Issuance of Series F preferred stock in connection with exchange of Series D preferred stock	$—	$450
Issuance of common stock in connection with conversion of notes	$—	$2,165
Issuance of common stock in connection with Senior Secured Notes settlement	$—	$1,160
Conversion of Senior Secured Notes into Series F preferred stock in connection with Exchange Agreements	$—	$82
Commitment to issue shares of common stock in connection with Demand Notes	$—	$286
Acquisitions of property and equipment included in liabilities	$71	$452
Property and equipment acquired through notes payable	$634	$—
Right-of-use assets in exchange of operating lease liabilities	$560	$1,168
Reduction of right-of-use assets and lease liability due to termination	$—	$853
At-the-market receivables settled on January 1, 2025	$1,404	$—
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
The Company's "Smart Windows" division commercializes technology for smart or dynamic glass. The Company’s electrokinetic glass technology is an advancement on microfluidic technology that was originally developed by HP Inc.
On December 20, 2022, the Company incorporated Crown Fiber Optics Corp., a Delaware-based corporation, to own and operate its acquired business from the acquisition of Amerigen 7, LLC (“Amerigen 7”) in January 2023. Crown Fiber Optics Corp. is accounted for as a wholly-owned subsidiary of the Company. The Crown Fiber Optics Corp. entity includes both the “Fiber Optics” division, which provides contracting services to the fiber optics and telecommunications infrastructure industry, and the “Slant Wells” group, which focuses on the construction of slant wells for the provision of ocean water to desalination plants.
On July 26, 2024, the Company incorporated Element 82 Inc. ("Element 82"), a Delaware-based corporation, to enhance its portfolio with expertise in lead remediation.
On July 26, 2024, the Company incorporated PE Pipelines Inc., a Delaware-based corporation, to expand its portfolio in lead service line replacement and related water infrastructure projects.
On July 26, 2024, the Company incorporated Paramount Network Construction Inc. ("Paramount"), a Delaware-based corporation, to expand its portfolio in network construction and related infrastructure projects. This strategic incorporation strengthens the Company's capabilities and expertise within the critical telecommunications and public utility sectors.
January 2025 and June 2024 Reverse Stock Splits

On June 14, 2024, the Company’s board of directors authorized a reverse stock split (the “June 2024 Reverse Stock Split”) at an exchange ratio of one-for-150 basis. The June 2024 Reverse Stock Split was effective on June 25, 2024, such that every 150 shares of common stock were automatically converted into one share of common stock.

On January 28, 2025, the Company’s board of directors authorized a reverse stock split (the “January 2025 Reverse Stock Split”) at an exchange ratio of one-for-150 basis. The January 2025 Reverse Stock Split was effective on January 30, 2025, such that every 150 shares of common stock were automatically converted into one share of common stock.

The Company did not issue fractional certificates for post-reverse split common stock shares in connection with the January 2025 Reverse Stock Split and the June 2024 Reverse Stock Split. Rather, all shares of common stock that were held by a common stockholder were aggregated and each common stockholder was entitled to receive the number of whole common stock shares resulting from the combination of the aggregated common stock shares. Any fractions resulting from the reverse split computation were rounded up to the next whole common stock share amount.

The number of authorized shares and the par value of the common stock were not adjusted. In connection with the January 2025 Reverse Stock Split and the June 2024 Reverse Stock Split, the conversion ratio for the Company’s outstanding convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and warrants outstanding, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants.

All references to common stock, restricted stock units, warrants and options to purchase common stock share data, per share data and related information contained in the consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the effect of the January 2025 Reverse Stock Split and the June 2024 Reverse Stock Split.

Nasdaq Delisting Determination

On March 3, 2025, the Company received a delisting determination of the Nasdaq Stock Market LLC ("Nasdaq"). Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration on Form 25 with the Securities and Exchange Commission after applicable appeal periods have lapsed. The Company has submitted a request for reconsideration to the Nasdaq Hearings Panel and has otherwise appealed the determination to the Nasdaq Listing and Hearing Review Council as necessary. Trading of the Company’s common stock was suspended on Nasdaq effective with the open of the market on March 5, 2025. The Company’s common stock is eligible to trade on the over-the-counter ("OTC") market on March 5, 2025 under the Company’s existing symbol "CRKN".
Liquidity and Going Concern
The Company has incurred substantial operating losses and negative cash flows from operations since its inception. As reflected in the consolidated financial statements, the Company had cash of approximately $13.7 million and an accumulated deficit of approximately $142.9 million as of December 31, 2024. For the year ended December 31, 2024, the Company has a net loss of approximately $25.9 million, and approximately $18.2 million of net cash used in operating activities.
The Company’s common stock was suspended on Nasdaq, subject to delisting, on March 5, 2025, which will negatively impact the Company's ability to raise capital.

The Company previously concluded in its quarterly report on Form 10-Q for the quarter ended September 30, 2024, that due to the uncertainty in its ability to raise capital to fund operations, there was substantial doubt in the Company’s ability to continue as a going concern. As discussed in Note 6 - Stockholders' Equity and Note 15 - Subsequent Events, in the fourth quarter of 2024, the Company sold 612,702 shares of common stock under the at-the-market offering for approximately $19.8 million total net proceeds, after deducting $0.8 million in commissions and expenses; in January 2025, the Company sold 947,128 shares of common stock through the at-the-market offering for approximately $21.2 million in net proceeds, after deducting $0.9 million in commissions and expenses; and in the fourth quarter of 2024, the Company received $1.5 million in cash proceeds from an equity line of credit arrangement.

Based on the Company’s current cash balance, the anticipated quarterly profit, measured in net income, starting in the second half of 2025 based on revenue generated by Fiber Optics division, and its planned spending, the Company has evaluated and concluded in its annual report for the year ended December 31, 2024, that its financial condition is sufficient to fund its planned operations, commitments, and contractual obligations for a period of at least one year following the date that these consolidated financial statements are issued.
Note 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Accounting estimates and assumptions are inherently uncertain. Management bases its estimates and assumptions on current facts, historical experience and various other factors believed to be reasonable under the circumstances. Actual results could differ materially and adversely from these estimates. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, cost-to-cost (input) revenue recognition method, fair value of warrant issuances, allowance for expected credit losses, useful lives and recoverability of long-lived assets, valuation of deferred tax assets, accrued insurance, stock-based compensation and operating lease right-of-use assets and liabilities.
Reclassifications
Certain reclassifications have been made to the consolidated statement of cash flows for the year ended December 31, 2023 for consistency with the presentation of the consolidated statement of cash flows for the year ended December 31, 2024. Certain amounts in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023 have been reclassified to conform to current year presentation. There was no effect on the Company's financial position, net loss or stockholders' equity as of December 31, 2024 and 2023.
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
Concentrations of Risk and Significant Customers and Vendors
The Company maintains its cash accounts with financial institutions, ensuring all deposits remain fully protected by utilizing insured cash sweep accounts. As a result, no cash balances exceed the Federal Deposit Insurance Corporation limits, providing complete coverage and safeguarding the Company's funds through December 31, 2024.
The Company’s customers are generally large public or private companies with good credit and payment practices and a positive reputation in the industry at the time that the contracts are entered into. Furthermore, because it has the ability to stop transferring promised goods and services if payment is not received, the Company has concluded that collection risk is minimal.
Three customers accounted for 83% of the consolidated accounts and retention receivables as of December 31, 2024. The Company's accounts and retention receivables are related to the Fiber Optics, Slant Wells, and Element 82 operating segments with the following concentration: Customer A at 35%, Customer B at 27%, and Customer C at 21%. Accounts and retention receivables were not significant as of December 31, 2023.
The Company’s revenue is generated from its Fiber Optics, Slant Wells, and Element 82 operating segments. Three customers of Fiber Optics and Slant Wells accounted for approximately 75% of the consolidated revenue for the year ended December 31, 2024, with the following breakdown: Customer D at 32%, Customer C at 23%, and Customer A at 20%. Revenue was not significant for the year ended December 31, 2023.
For the year ended December 31, 2024, the Company’s vendor purchases primarily included costs associated with professional fees, subcontractor labor, equipment purchases and leases, and purchases of other supplies and materials. Any disruptions in the Company’s vendor relationships could have a material adverse effect on the Company’s business, results of operations and financial condition. Two vendors of Fiber Optics accounted for approximately 66% of the consolidated accounts payable and accounts payable - related party balances as of December 31, 2024, with the following breakdown: Horizon HDD, LLC ("Horizon HDD") at 51% (See Note 14 - Related Party Transactions) and Vendor A at 15%. For the year ended December 31, 2024, the costs incurred with Horizon HDD accounted for 26% of the consolidated cost of revenue and cost of revenue - related party. There were no significant vendor concentrations as of and for the year ended December 31, 2023.
Allowance for Expected Credit Losses

The allowance for expected credit losses is based on the Company’s assessment of the collectibility of its customer accounts and retention receivables, contract assets and note receivables, all of which fall within the scope of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 326, Financial Instruments - Credit Losses. In estimating the allowance for expected credit losses, the Company considers factors such as historical experience, industry data, credit quality, age of balances, and current economic conditions that may affect a customer’s ability to pay. The Company records an allowance for expected credit losses, when appropriate, using these factors along with reasonable supportable forecasts. The Company regularly assesses the state of its billings in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Uncollectible amounts are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. Actual write-offs may be in excess of the Company’s estimated allowance. The Company’s allowance for expected credit losses was $4,000 and zero as of December 31, 2024 and 2023, respectively. The Company has incurred nominal credit loss expense to date.
Property and Equipment, Net
Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Upon retirement or sale, the cost of the assets disposed of and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. Repair and maintenance expenditures, which are not considered improvements and do not extend the useful life of an asset, are expensed as incurred.
Definite-lived Intangible Assets
Intangible assets with finite lives are comprised of patents and licenses for developed technology, which are amortized on a straight-line basis over their expected useful lives, which is their contractual term or estimated useful life. Patents consist of filing and legal fees incurred, which are initially recorded at cost.
Impairment of Long-lived Assets
The Company reviews long-lived assets (including property and equipment, lease related right-of-use assets, and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by first grouping the long-lived assets at the lowest level for which there are identifiable cash flows, and then comparing the carrying value of each asset group to its forecasted undiscounted cash flows. If the evaluation of the forecasted cash flows indicates that the carrying value of an asset group is not recoverable, an impairment measurement of the asset group is performed. Impairment is recognized if the carrying amount of the asset group exceeds its fair value. Any impairment loss is allocated to the long-lived assets of the asset group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual long-lived asset cannot be reduced below its fair value. For the year ended December 31, 2024, the Company did not record any impairment related to intangible assets. For the year ended December 31, 2023, the Company recorded an impairment of intangible assets of $0.2 million related to the acquisition of Amerigen 7.
Fair Value Measurement
The Company follows the accounting guidance in ASC 820, Fair Value Measurement, for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not have significant assets or liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.
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
Common Stock Warrants Issued Before June 30, 2024:
These warrants are classified as liabilities as their settlement terms preclude equity classification. The warrants were recorded at fair value upon issuance and are subsequently remeasured at fair value at each balance sheet date, with changes in fair value recognized within other expense, net in the Company’s consolidated statements of operations and comprehensive loss.
The change in fair value of warrant liabilities was zero and $10.5 million for the years ended December 31, 2024 and 2023, respectively. The fair value of warrant liabilities was insignificant as of December 31, 2024 and 2023.
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
The following key assumptions were used in the Black-Scholes model to estimate fair value:
•Volatility: Based on historical volatility of comparable companies
•Expected Term: Estimated based on the contractual term of the warrants
•Risk-Free Interest Rate: Based on U.S. Treasury yields at the time of issuance
•Dividend Yield: Assumed to be zero, as the Company does not expect to pay dividends
The Company had 45,000 warrants to purchase shares of its Series E preferred stock. The warrants had nominal value as of December 31, 2024 and 2023.
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
The Company generally charges for its services on a fixed fee basis. The scheduled amounts are set at contract inception and do not vary over the contract term, which typically lasts less than one year. The Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company applies the following five-step revenue recognition model in accounting for its revenue arrangements:
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
In accordance with ASC 606, Revenue from Contracts with Customers, the Company meets the criteria for recognizing revenue over time because it maintains an enforceable right to bill the customer for performance completed to date as the services are rendered. This right to bill is consistent with the Company's obligation to provide continuous access to the project, reflecting progress toward completion that is aligned with customer specifications.
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
Smart Windows Division Revenue Recognition
The Company’s Smart Windows division has not entered into any material revenue contracts or purchase orders with its customers and no revenue was recognized for this operating segment for the years ended December 31, 2024 and 2023.
Segment Reporting

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Operating segments are aggregated into a reportable segment if the operating segments have similar quantitative economic characteristics and if the operating segments are similar in the following qualitative characteristics: (i) nature of products and services; (ii) nature of production processes; (iii) type or class of customer for their products and services; (iv) methods used to distribute the products or provide services; and (v) if applicable, the nature of the regulatory environment. The Company has not aggregated operating segments based on similarity in economic characteristics, other qualitative factors and the objectives and principals of ASC 280, Segment Reporting.
Retention Receivables
The Company’s Fiber Optics customers have a contractual right to withhold payment of a retainage amount that typically ranges between 5% to 10% of the total contract consideration. The retainage can be utilized by customers for any claims that may arise after work is completed through one year after project completion. The retainage amount is expected to be collected upon the project's completion and acceptance by the customer. As of December 31, 2024 and 2023, the Company has recorded retainage receivables of $0.3 million and $10,500, respectively, which is a component of the accounts and retention receivables balance in the consolidated balance sheets.
Contract Assets
The Company records contract assets for revenue recognized in excess of billings, representing amounts due from customers where revenue has been recognized based on the satisfaction of performance obligations but for which billing has not yet occurred. Contract assets, including unbilled receivables, are recorded when the Company has an enforceable right to payment, and are subsequently reclassified to accounts and retention receivables when the right to bill the customer arises.

As of December 31, 2024, the Company's contract assets included unbilled receivables totaling $2.1 million, compared to zero as of December 31, 2023.
The following table provides a rollforward of the contract assets activity for the year ended December 31, 2024 (in thousands):

Balance as of January 1, 2024	$—
Revenue recognized prior to billings	3,862
Billings	(1,804)
Balance as of December 31, 2024	$2,058
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
In instances where anticipated costs to complete a contract are expected to exceed the contract’s total revenue, the Company recognizes an estimated loss on the contract. This estimated loss is accrued as a liability and recognized in full in the period the loss is identified, ensuring the contract assets and liabilities accurately represent the Company’s financial position. As of December 31, 2024 and 2023, the estimated accrued loss on contracts was $0.2 million and zero, respectively, included in the accrued project costs, which is a component of the accrued expenses and other current liabilities in the consolidated balance sheets.
As of December 31, 2024 and 2023, the Company did not have any contract liability balances.
The following table provides a rollforward of the contract liabilities activity for the year ended December 31, 2024 (in thousands):

Balance as of January 1, 2024	$—
Billings	635
Revenue recognized	(635)
Balance as of December 31, 2024	$—
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
Deferred Issuance Costs
The Company accounts for issuance costs related to its line of credit and equity line of credit as a deferred asset on the consolidated balance sheets, which is amortized over the life of the line of credit and equity line of credit. Since the Company has elected the fair value option for its convertible notes, upon a draw down, a portion of the deferred asset balance will be amortized and recognized as other income (expense), net on the consolidated statements of operations and comprehensive loss.
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
•Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term. The simplified method was used because the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.
•Expected Volatility - The Company estimates its expected stock volatility based on the trading history from the common stock of a set of comparable publicly traded companies.
•Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
•Expected Dividend - The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.
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
ASC 740, Income Taxes, also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740, Income Taxes, also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

Leases
The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.
In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842, Leases. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.
Comprehensive Loss
Comprehensive loss is comprised of two components: net income (loss) and other comprehensive income (loss). Other comprehensive (loss) income refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net loss. The Company did not record any transactions within other comprehensive income (loss) in the periods presented and, therefore, the net loss and comprehensive loss were the same for all periods presented.
Shareholder Receivables
Shareholder receivables represent amounts due from shareholders. The Company records stock issuances at the settlement date. If the amounts are not funded upon issuance, the Company records a shareholder receivable as an asset on the consolidated balance sheets, if the shareholder receivables are received within a reasonably short period of time. When shareholder receivables are not received prior to the issuance of the consolidated financial statements in satisfaction of the requirements under ASC 505, Equity, the shareholder receivable is reclassified as a contra account to stockholders’ equity on the consolidated balance sheets.
Equity Line of Credit

Issuance costs incurred in connection with the Company’s equity issuances, which primarily consist of direct incremental legal, printing, listing and sales agent fees, are offset against proceeds received in the issuances and charged to additional paid-in capital in the period the equity issuance is completed. Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the offering.

Costs related to the Equity Line of Credit (“ELOC”) Purchase Agreement with Liqueous, LP ("Liqueous") were insignificant. During the year ended December 31, 2024, the Company incurred issuance costs related to shares issued under the ELOC with Liqueous, which were offset against the gross proceeds received.
Derivatives and Hedging
The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement under ASC 815, Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate liability or asset from the host agreement. The separated embedded derivative is accounted for at fair market value, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss under the fair value change in derivative liability line item. The Company determined that certain features under the Liqueous ELOC Purchase Agreements (See Note 6 — Stockholders’ Equity) qualified as an embedded derivative to be bifurcated and separately accounted for. The bifurcated derivative had a nominal value as of December 31, 2024.
Net Loss per Share Attributable to Common Stockholders
The Company calculates basic and diluted net loss per share attributable to common stockholders using the two-class method. The Company’s convertible Series A, B, C, and E Preferred Stock (collectively "Participating Preferred Stocks")

are entitled to participate in dividends on the common stock on an as-converted basis and are therefore considered to be participating securities.
Under the two-class method, net income, as adjusted for any accumulated dividends on preferred stocks for the period, is allocated to each class of common stock and participating security as if all of the net income for the period had been distributed. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. During periods of loss, the Company allocates no net loss to participating securities because they have no contractual obligation to share in the losses of the Company. Basic net loss per share attributable to common stockholders is then calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted average common shares outstanding.
Diluted net loss per share attributable to common stockholders is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed vesting of restricted stock units and exercise of certain stock options and warrants for common stock using the treasury method, if dilutive. The calculation assumes that any proceeds that could be obtained upon exercise of options and warrants would be used to purchase common stock at the average market price during the period. Adjustments to the denominator are required to reflect the related dilutive shares.
Emerging Growth Company
The Company was previously an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended ("JOBS Act"). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

As of December 31, 2024, the Company ceased to qualify as an emerging growth company. The Company continues to qualify as a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act and thus will continue to be permitted to make certain reduced disclosures in this Annual Report on Form 10-K and other periodic reports.
Correction of Immaterial Errors in Previously Issued Financial Statements
In the course of preparing the consolidated financial statements for the year ended December 31, 2024, the Company identified the following errors in its previously issued consolidated financial statements.
•The Company identified an error of $0.8 million in the calculations of deemed dividends for the quarter ended June 30, 2024. This error had the effect of understating the deemed dividend in connection with conversion of Series A, Series B, and Series C preferred stock and net loss attributable to common stockholders in prior periods, which resulted in understatement of net loss per share in prior interim period condensed consolidated financial statements.
•The Company identified an error in the presentation of the 146,786 round-up shares (979 shares post the January 2025 Reverse Stock Split) issued in connection with the June 2024 Reverse Stock Split in the condensed consolidated statements of shareholders' equity for the six months ended June 30, 2024 and nine months ended September 30, 2024. This error had the effect of omitting the round-up shares in the condensed consolidated statement of shareholders' equity for the six months ended June 30, 2024, and overstating the beginning balance of common stock outstanding in the condensed consolidated statement of shareholders' equity for the nine months ended September 30, 2024 in prior interim period condensed consolidated financial statements.
•The Company identified an error related to Note 2 – Basis of Presentation and Significant Accounting Policies, Loss per Share Attributable to Common Stockholders to its prior periods interim and annual financial statements. This error had the effect of missing disclosure of the two-class method and the participating securities. There was no actual impact to the loss per share amounts calculated given the Company had net loss in all the prior periods.
•The Company identified an error in Note 17 – Segment Reporting to its consolidated financial statements as of and for the year ended December 31, 2023. Depreciation and amortization expenses were misclassified by segment, leading to an understatement for the Film segment by $0.2 million and an overstatement for the Fiber Optics segment by the same amount. Additionally, a $0.2 million impairment of intangible assets for the Fiber Optics segment was omitted and the segment loss for the Corporate and Other was overstated by the same amount.
•The Company identified an error in the liquidation preference of Series F-2 preferred stock reported in its consolidated balance sheets as of December 31, 2023, as well as in its condensed consolidated balance sheets in subsequent periods (first and second quarter of 2024). The liquidation preference was overstated by $0.1 million.
•The Company identified an error in the treatment of prepaid rents under ASC 842, Leases. Various amounts up to $0.4 million were incorrectly classified among Prepaid and other current assets, Contract assets, Prepaid expenses - noncurrent and Right-of-use assets in the consolidated balance sheet as of December 31, 2023 and condensed consolidated balance sheets as of March 31, June 30 and September 30, 2024.
•The Company identified an error in presenting and disclosing related party transactions and balances as of and for the three and nine months ended September 30, 2024. This primarily resulted in the omission of disclosures about $1.5 million in accounts payable to a related party as of September 30, 2024, and $2.4 million and $3.0 million in costs of revenue attributable to a related party for the three and nine months ended September 30, 2024, respectively.
After considering the guidance in Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and ASC 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of these amounts quantitatively and qualitatively and concluded that the errors were not material to any of the Company’s prior interim period condensed consolidated financial statements. As such the Company corrected the errors in the consolidated financial statements for the year ended December 31, 2024 and will prospectively revise the prior periods' consolidated financial statements in future filings as necessary.
Accounting Pronouncements Recently Adopted
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. The Company adopted annual requirements under ASU 2023-07 on January 1, 2024 and adopted interim requirements under ASU 2023-07 on January 1, 2025. The Company began including financial statement disclosures in accordance with ASU 2023-07 in its Annual Report on Form 10-K for the year ended December 31, 2024, and applied the amendments in ASU 2023-07 retrospectively to all prior periods presented. Upon transition, the segment expense categories and amounts disclosed in the prior period have been adjusted to conform with the current year presentation. The Company concluded the adopted standard did not have a material impact on its consolidated financial statements and disclosures, other than providing the disclosure of incremental segment information as required under ASU 2023-07.
Recent Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s Disclosure Update and Simplification Initiative. ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in SEC Release No. 33-10532: Disclosure Update and Simplification into various topics within the ASC. ASU 2023-06’s amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. The amendments in ASU 2023-06 should be applied prospectively. Early adoption is prohibited. The Company does not expect the standard to have a material impact on its consolidated financial statements and disclosures.
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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company is currently evaluating the impact that the updated standard will have on its consolidated financial statement disclosures.
Note 3 – Revenue
For the year ended December 31, 2024, the Company's revenue was $19.7 million, compared to $0.2 million for the year ended December 31, 2023. The majority of the revenue generated year ended December 31, 2024 and 2023 was derived from operations within the United States.
Remaining Performance Obligations
Remaining performance obligations represent non-cancellable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods.
As of December 31, 2024, the Company's remaining performance obligations for contracts totaled $1.0 million and is expected to be recognized as revenue over the next twelve months.
Note 4 – Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
At-the-market receivables settled on January 1, 2025	$1,404	$—
Prepaid fixed asset	750	—
License fees	78	158
Prepaid insurance	68	26
Prepaid rent	53	277
Hudson warrant	—	86
Other	56	181
Total	$2,409	$728
Note Receivable
On May 10, 2024, the Company and RamPro Construction and HDD, LLC (the "Borrower") executed a Senior Secured Promissory Note (the “May Note”). The Company promised to lend $0.2 million to the Borrower. The May Note bears interest at a rate of 5% per annum, calculated on a 360-day year basis, with interest payable upon maturity. The principal and accrued interest are due on May 25, 2025. The balance of the May Note as of December 31, 2024 was $0.1 million.
The May Note is secured by all personal property and assets of the Borrower granting the Company a first priority security interest in these assets. In the event of default, the Company has the right to declare the unpaid balance immediately due and payable and pursue remedies available to a secured party under the Uniform Commercial Code. Events of default include non-payment of principal or interest, and the bankruptcy or insolvency of the Borrower. The Company evaluates the collectibility of the note receivable regularly and maintains a provision for credit losses based on historical experience, current conditions, and reasonable forecasts. As of December 31, 2024, no allowance for expected credit losses had been deemed necessary for the May Note.

Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Equipment	$7,603	$3,155
Vehicles	2,059	395
Leasehold improvements	369	362
Construction-in-progress	31	77
Computers	67	56
Furniture and fixtures	4	3
Total	10,133	4,048
Less: accumulated depreciation	(1,797)	(919)
Property and equipment, net	$8,336	$3,129
Depreciation expense for the years ended December 31, 2024 and 2023 was $0.9 million and $0.5 million, respectively.
Intangible Assets, net
Intangible assets, net, consists of the following (in thousands):

	December 31, 2024	December 31, 2023

Patents	$1,800	$1,800
Research license	375	375
Customer relationships	3	4
Total	2,178	2,179
Less: accumulated amortization	(1,018)	(797)
Intangible assets, net	$1,160	$1,382
The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of December 31, 2024 (in thousands):

Estimated Amortization Expense

2025	$221
2026	183
2027	180
2028	181
2029	180
Thereafter	215
Total	$1,160

For the years ended December 31, 2024 and 2023, amortization expense was approximately $0.2 million and $0.2 million, respectively. As of December 31, 2024, the remaining weighted-average amortization period for acquired intangible assets was 6.1 years.
Deferred Issuance Costs
Deferred issuance costs consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Standing letter of credit	$150	$150
Equity line of credit	554	554
Line of credit	9,943	9,943
Total	10,647	10,647
Accumulated amortization	(10,647)	(9,341)
Deferred issuance costs	$-	$1,306
During the years ended December 31, 2024 and 2023, the Company recorded amortization expense related to deferred issuance costs of $1.3 million and $9.3 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023

Bonus	$1,170	1,000
At-the-market offering payable	1,130	—
Payroll and related expense	1,079	112
Accrued project costs	522	—
Professional fees	341	—
Other expenses	534	82
Total	$4,776	$1,194
Note 5 – Debt
Notes Payable
In December 2023, the Company entered into a secured notes payable agreement with Cemen Tech Capital, LLC bearing an interest rate of 8.75% per year (the "Cemen Note"). During the first quarter of fiscal 2023, the Company entered into a secured notes payable agreement with Ford Motor Credit bearing an interest rate of 6.96% per year (the "Ford Note"). The Cemen Note and the Ford Note (collectively, the "Notes") are secured by the vehicles financed. Monthly principal and interest payments are to be made commencing from the issuance date of the Cemen Note and the Ford Note through January 2030 and April 2026, respectively. The outstanding balance as of December 31, 2024 and 2023 related to the Notes was $0.3 million and $0.4 million, respectively.
In August 2024, the Company entered into a secured notes payable agreement with Skyline Sales Inc., facilitated by Ford Motor Credit, for financing a vehicle with a total sale price of $0.1 million, of which $46,000 was financed (the "Skyline Note"). This agreement bears no annual percentage rate or finance charge, and monthly principal payments of $1,345 began on September 29, 2024, and will continue through August 29, 2027. The Skyline Note is secured by the vehicle purchased. As of December 31, 2024, the remaining balance of the Skyline Note was $43,000.

During 2024, the Company entered into multiple secured notes payable agreements with Ford Motor Credit in an aggregate amount of $0.6 million to purchase vehicles on credit (the "2024 Ford Notes"). These agreements bear an annual percentage rate or finance charge of 8.6% to 11.3%. Monthly principal and interest payments are to be made commencing from the issuance date of individual notes payable. As of December 31, 2024, the remaining balance of the 2024 Ford Notes was $0.6 million, and the net carrying value of the vehicles purchased on credit was $0.6 million.
As of December 31, 2024, the expected future minimum principal payments under the Company’s notes payable are as follows (in thousands):

Expected Future Principal Note Payments

2025	$245
2026	248
2027	249
2028	105
2029	71
Thereafter	6
Total	$924
Lines of Credit
In May 2024, the Company entered into a line of credit ("LOC") agreement for up to $0.6 million with Mobilization Funding II, LLC (the “Mobilization LOC”) bearing an interest rate of 3% per month. The Mobilization LOC was collateralized by two construction agreements entered with two third parties, Glass Roots Construction, LLC and Fatbeam, LLC. During the quarter ended June 30, 2024 the Company drew $0.6 million on the Mobilization LOC. As of December 31, 2024, the Company has fully repaid the Mobilization LOC and no further amounts were borrowable.
In May 2024, the Company entered into a Corporate Guaranty agreement (the “Guaranty”) with Mobilization Funding II, LLC (the “Mobilization II LOC”), thereby establishing a LOC of up to $0.6 million. During the second quarter of fiscal year 2024, the Fiber Optics division borrowed approximately $0.6 million under the Mobilization II LOC. The Mobilization II LOC bears an effective interest at a rate of 57.0% per annum, calculated on a 360-day year basis, with interest payable upon maturity. The principal and accrued interest were due on October 31, 2024. As of December 31, 2024, the Company has fully repaid the Mobilization II LOC and no further amounts were borrowable.
Demand Note
On July 25, 2023, the Company entered into the Demand Secured Promissory Note Agreement (“Q3 Demand Notes”) with two investors for a purchase price of $20,000 each and with an original issue discount of $12,000. Upon settlement, the Company is obligated to pay a total of $0.1 million in principal for the issuance of both notes. The Q3 Demand Notes are due and payable at any time upon demand by the holder after the earlier of (i) the consummation of the Company’s first securities offering after the issuance of the Q3 Demand Notes and (ii) August 25, 2024. The Q3 Demand Notes were fully forgiven in 2024 and the recognized gain of $40,000 was included in other expense, net in the consolidated statement of operations and comprehensive loss. As of December 31, 2024, there are no outstanding balance related to the Q3 Demand Notes.

Note 6 – Stockholders’ Equity
The Company reserved the following shares for future issuance:

	December 31, 2024	December 31, 2023
Common stock reserved for 2016 Plan	—	—
Common stock reserved for 2020 Plan	20,011	11
Common stock reserved for 2022 Long-Term Incentive Plan	152,896	1,486
Common stock reserved for 2024 Plan	159,319	—
Common stock reserved for warrants	6,554	191
Warrants to purchase Series E preferred stock	34	34
Common stock reserved for stock options issued and outstanding	102	92
Common stock reserved for unvested restricted stock units outstanding	7,425	84
Common stock reserved for Keystone ELOC	—	9
Common stock reserved for 2024 Inducement Awards	1,334	—
Other reserved shares related to preferred stock agreements	—	37
Total shares reserved	347,675	1,944
At-the-Market Offering
In March 2022, the Company entered into a sales agreement with Alliance Global Partners ("AGP") as sales agents, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $5.0 million under an at-the-market ("ATM") offering program. AGP are entitled compensation up to 3% of the aggregate gross proceeds for the common stock sold through the at-the-market program.
In October 2024, the Company entered into an amendment to the sales agreement allowing the issuance and sale of additional shares of its common stock for an aggregate maximum offering of $63.0 million under the amended at-the-market offering program. AGP remains entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the amended at-the-market program. Each share of common stock grants the holder one vote and does not include cumulative voting, preemptive, subscription, or conversion rights. Dividends are subject to the discretion of the board of directors and have not been declared to date. In the event of liquidation, common stockholders are entitled to a pro-rata share of remaining assets after the settlement of all debts and liabilities, subordinate to any preferential rights of preferred stockholders.
In the first quarter of 2024, the Company received net proceeds on sales of 215 shares of common stock under the at-the-market offering of approximately $0.6 million after deducting $28,000 in commissions and expenses. The weighted-average price of the common stock was $2,726.57 per share.
In the third quarter of 2024, the Company received net proceeds on sales of 6,536 shares of common stock under the at-the-market offering of approximately $1.2 million after deducting $37,000 in commissions and expenses. The weighted-average price of the common stock was $181.02 per share.
In the fourth quarter of 2024, the Company sold 612,702 shares of common stock under the at-the-market offering for approximately $19.8 million total net proceeds, after deducting $0.8 million in commissions and expenses. The weighted-average price of the common stock was $32.28 per share. As of December 31, 2024, the Company has received $18.4 million net proceeds from this transaction and recorded the $1.4 million in remaining net proceeds received on January 1, 2025 as part of other current receivables.
In January 2025, the Company sold 947,128 shares of common stock through the at-the-market offering for approximately $21.2 million in net proceeds, after deducting $0.9 million in commissions and expenses. The weighted-average sales price of the common stock was $22.39 per share. As of December 31, 2024, the Company has received $1.1 million in net proceeds from this transaction in advance of the issuance of common stock shares, which has been recorded in accrued expenses and other current liabilities on the consolidated balance sheet.
Equity Line of Credit – Keystone Capital Partners, LLC
On July 20, 2023, the Company entered into an Equity Line of Credit ("Keystone ELOC") with a purchaser, Keystone Capital Partners, LLC (“Keystone”) whereby the Company has the right to sell up to an aggregate of $50.0 million of newly issued shares (the “Keystone ELOC Shares”) of the Company’s common stock. The aggregate number of shares that the Company can sell under the Keystone ELOC Purchase Agreement may not exceed 4.99% of the outstanding common stock, subject to certain exceptions set forth in the Keystone ELOC Purchase Agreement.
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
In the first half of 2024, the Company received net proceeds on sales of 11,595 shares of common stock of approximately $10.7 million, after deducting commissions and expenses of $1.3 million, at a weighted-average price of $925.91 per share.
In the third quarter of 2024, the Company received net proceeds on sales of 9,954 shares of common stock of approximately $3.6 million, after deducting commissions and expenses of $0.1 million, at a weighted-average price of $362.39 per share. As of December 31, 2024, Currently the Company is unable to sell any shares under the Keystone ELOC because there is no currently effective registration statement covering the resale of such shares, and the Company has no further plans to sell shares of common stock under the Keystone ELOC.
Equity Line of Credit - Liqueous, LP
On August 31, 2024 (the 'Execution Date"), the Company entered into a new ELOC with Liqueous (the "Liqueous ELOC"). The Company may sell up to an aggregate of $100 million in newly issued shares (the "Liqueous ELOC Shares") of its common stock during the Commitment Period. The Commitment Period in the agreement is defined as the period beginning on August 31, 2024 and ending either when the Company has sold shares up to $100 million or on the second anniversary of the Execution Date, whichever comes first.
Prior to August 31, 2024, stockholder approval was obtained to allow the Company the flexibility to issue more than 20% of its outstanding common stock, in connection with financing arrangements, including but not limited to the Liqueous ELOC, on June 14, 2024. This approval provides the Company with the ability to issue shares in excess of this threshold under the Liqueous ELOC or any additional financing arrangement that may require it.
The purchase price of the Liqueous ELOC Shares will be 97.0% of the lowest daily volume weighted-average price ("VWAP") of the Company's common stock during a 2-day valuation period -. There is no upper limit on the price per share that the Liqueous ELOC purchaser could be obligated to pay for the Liqueous ELOC Shares under the agreement.
The Liqueous ELOC agreement contain put option features that allows the Company to sell shares of its common stock to Liqueous at specified discounts to the prevailing market price. These put options are classified as derivatives under ASC 815, Derivatives and Hedging. As a result, the Company will continue to monitor the fair value of the put options in reporting periods and will recognize them in the consolidated financial statements if their fair values become material. During the fourth quarter of 2024, the Company sold 133,338 shares of common stock of approximately $7.4 million total net proceeds, after deducting commissions and expenses of $0.2 million, at a weighted-average price of $55.33 per share. The Company recorded $0.8 million as other expense related to the realized loss from settlement of the Liqueous ELOC derivative for the year ended December 31, 2024. As of December 31, 2024, the Company received $1.5 million in cash proceeds and the remaining $5.9 million was recorded as a shareholders receivable contra-equity balance. Under the terms of the Liqueous ELOC agreement, payment for the shares was required to be made upon the sale closing dates. Liqueous did not remit the required total funds by the sale closing dates prompting discussions on alternative payment arrangements in November and December 2024. Currently, the Company is unable to sell any shares under the Liqueous ELOC agreement because there is no currently effective registration statement covering the resale of such shares, and the estimated fair value of the derivative was nominal as of December 31, 2024.
In February 2025, the Company determined that the remaining proceeds were uncollectible due to Liqueous' financial distress, which was assessed to have been present as of December 31, 2024. As a result, the Company recorded the $5.9 million shareholders receivable as a reduction to additional paid-in capital as of December 31, 2024. All of the 133,338 common shares issued under the Liqueous ELOC Agreement were legally issued and outstanding as of December 31, 2024. The Company has considered the implications of this breach of contract, and may pursue remedies including the potential termination of the Liqueous ELOC Agreement and rescinding the previously issued shares.
Preferred Stock Conversions
In May 2024, the Company executed a Second Amended and Restated Certificate of Designations, Preferences and Rights of its Series A, Series B, and Series C preferred stock (collectively, the “May 2024 COD”) following the approval of the Company’s Board of Directors and the requisite numbers of Series A, Series B, and Series C preferred stockholders (collectively, the “Senior Preferred Stock”). Under the May 2024 COD, the Company revised the conversion price of its Senior Preferred Stock to $0.0462 to incentivize the holders to convert their shares into the Company’s common stock. The following table summarizes the number of common stock shares issued upon the conversion of the Senior Preferred Stock:

Series of Preferred Stock	Number of Preferred Stock Shares Converted	Number of Common Stock Shares Issued Upon Conversion
Series A	251	242
Series B	1,443	1,472
Series C	500,756	521
Total	502,450	2,235
The Company concluded that the conversion was an induced conversion and the fair value for the inducement was recognized as a deemed dividend. Due to the fact that the Company does not have any retained earnings, the Company recorded the corresponding entries to additional paid-in capital and the debit/credit had a net nil impact on stockholders’ equity for the year ended December 31, 2024.
In May 2024, the holders of Series F, Series F-1, and Series F-2 exercised their option to convert the shares into common stock utilizing the Alternate Conversion (defined below) feature. As part of the original terms of the Series F, the shares may be converted to common stock based on the Alternate Conversion Price (defined below) that is lower than the original conversion price of $0.1478 per share (“Alternate Conversion”) if certain events were to occur (“Triggering Event”). The Triggering Events that occurred that enabled an Alternate Conversion is the (i) failure of the applicable registration statement to be filed with the SEC on or prior to the date that is five (5) days after the applicable filing deadline, and (ii) failure to pay dividends. The Alternate Conversion Price is the lowest of (i) the conversion price in effect on the conversion date of the applicable Alternate Conversion, (ii) the greater of (x) the floor price of $0.1478, and (y) 80% of the VWAP of the common stock on the trading day preceding delivery day of the conversion notice, (iii) 80% of the VWAP of common stock as of the trading day of the conversion notice delivery day, and (iv) the greater of (x) the floor price of $0.1478, and (y) 80% of the price of the quotient (I) sum of three lowest days of common stock VWAP over 15 days, divided by (II) three. The following table summarizes the number of shares of common stock issued upon the conversion:

Series of Preferred Stock	Number of Preferred Stock Shares Converted	Total Number of Common Stock Shares Issued through Conversion	Number of Common Stock Shares Issued for Deemed Dividend in Connection with Conversion
Series F	4,448	4,323	259
Series F-1	653	758	—
Series F-2	1,153	936	74
Total	6,254	6,017	333
The Series F, Series F-1, and Series F-2 preferred stock were converted to common stock based on the triggering of the Alternative Conversion provisions. As such, the carrying value of the Series F, Series F-1, and Series F-2 preferred stock were derecognized. Additionally, the issued shares of common stock from the Series F conversion were recognized at par value and the triggered Alternative Conversion recognized as a deemed dividend. The Company recorded the corresponding entries to additional paid-in capital and the debit/credit had a net nil impact on stockholders’ equity for the year ended December 31, 2024.
Note 7 – Stock-Based Compensation
The Company grants stock-based compensation under its 2024 Equity Incentive Plan (the "2024 Plan"), 2020 Long-Term Incentive Plan (the “2020 Plan”) and its 2016 Equity Incentive Plan (the “2016 Plan”). The 2024 Plan, 2020 Plan and 2016 Plan allows the Company to grant incentive and nonqualified stock options, and shares of restricted stock to its employees, directors and consultants.
On March 2, 2016, the Company adopted its 2016 Plan. Under the 2016 Plan, there are a total of five shares of the Company’s common stock available for issuance and the 2016 Plan has a term of 10 years.
On December 16, 2020, the Company adopted its 2020 Plan. Under the 2020 Plan, there are a total of 20,064 shares of the Company’s common stock available for issuance and the 2020 Plan has a term of 10 years.
On May 9, 2024, the Company adopted its 2024 Plan. Under the 2024 Plan, there are a total of 160,164 shares of the Company’s common stock available for issuance and the 2024 Plan has a term of 10 years.
Under the 2024 Plan, 2020 Plan and the 2016 Plan (collectively, the "Plans"), upon the exercise of stock options and issuance of fully vested restricted common stock, shares of common stock may be withheld to satisfy tax withholdings. The Company intends to net settle certain employee options to ensure adequate authorized shares under the Plans.
On December 22, 2022, the Company adopted its 2022 Long-Term Incentive Plan (the “2022 Plan”). Under the 2022 Plan, there are a total of 160,164 shares of the Company’s common stock available for issuance and the 2022 Plan has a termination date of October 31, 2032.

Stock Options
A summary of stock option activity under the Plans and the 2022 Plan for the year ended December 31, 2024 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	92	$2,496,198	6.8	$—
Granted	12	$2,025	4.2
Forfeited	(2)	$4,253	8.9
Outstanding at December 31, 2024	102	$2,251,627	5.6	$—
Exercisable at December 31, 2024	87	$2,224,419	5.6	$—
The weighted average grant date fair value was $720 and $3,848, respectively, for options granted during the years ended December 31, 2024 and 2023.
During the year ended December 31, 2024, the Company recognized stock-based compensation of approximately $0.1 million related to stock options. As of December 31, 2024, unrecognized stock-based compensation totaled approximately $17,000, which is expected to be recognized over a weighted-average period of 0.8 years.
During the year ended December 31, 2024, the Company granted an option to purchase 12 shares of the Company’s common stock with a fair value of approximately $8,000.
The following table presents the weighted-average inputs used for the valuation of options granted, as per the Black-Scholes fair value model for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Dividend yield	—%	—%
Expected price volatility	95.7%	83.6% - 107.3%
Risk free interest rate	4.9%	4.3% - 4.8%
Expected term	0.8 years	5.8 years
Inducement Awards
On September 2, 2024, the Company entered into an Inducement Equity Award Agreement with a consultant, granting 3,334 restricted stock units ("RSUs") and 1,334 shares of unrestricted common stock (collectively, the “2024 Inducement Awards”) in consideration of services to be rendered to the Company. The 2024 Inducement Awards were granted outside of the 2024 Plan in accordance with Nasdaq Listing Rule 5635(c)(4), but are subject to the terms and conditions of the 2024 Plan. The 3,334 RSUs were granted when the Company’s stock price was $219 per share for a total grant date fair value of $0.7 million and will vest on the first anniversary of the grant date, August 30, 2025, with each vested RSU representing the right to receive one share of the Company’s common stock. The 1,334 shares of unrestricted common stock are not subject to any vesting conditions and were granted when the Company’s stock price was $219 per share for a total grant date fair value of $0.3 million. In September 2024, the 3,334 RSUs were accelerated and fully vested per board approval, resulting in the issuance of 3,334 common stock and the full recognition of the related stock-based compensation expense during the period. For the year ended December 31, 2024, the Company recognized approximately $1.0 million of stock-based compensation in selling, general and administrative expenses related to the 2024 Inducement Awards.

Restricted Stock Units
RSUs are share awards that entitle the holder to receive freely tradeable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs generally vest over one or two year cliff period on an annual basis, provided the employee remains continuously employed with the Company. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.
A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	84	$32,590
Granted(1)	12,662	$409
Vested(1)	(4,307)	$1,047
Cancelled	(1,014)	$678
Unvested at December 31, 2024	7,425	$367
(1) Includes 3,334 RSUs granted and vested under the 2024 Inducement Awards with approximately $0.7 million of total recognized compensation cost for the year ended December 31, 2024.
The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2023 was $5,603.
During the year ended December 31, 2024, the Company recognized stock-based compensation of approximately $4.1 million related to restricted stock units. As of December 31, 2024, unrecognized stock-based compensation totaled approximately $1.5 million, which is expected to be recognized over a weighted-average period of 1.2 years.
Stock-based compensation
The total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023

Research and development expenses	$77	$178
Selling, general and administrative expenses	5,173	536
Total stock-based compensation	$5,250	$714

Note 8 – Warrants
The following table represents a summary of warrants to purchase shares of the Company’s common stock that are outstanding:

Warrant Issue Date	Outstanding as of December 31, 2024	Exercise Price	Expiration
June 2020 - November 2020	54	$1,506,600 - $6,277,500	June 2025 - November 2025
January 2021 - December 2021	16	$1,701,000 - $7,593,750	January 2026 - December 2026
July 2022 - October 2022	24	$432,000 - $1,755,000	July 2027 - October 2027
January 2023	10	$434,700	January 2028
February 2023	21	$432,000	October 2027 - February 2028
June 2023	57	$199,530 - $207,630	June 2028
March 2024	35	$2,115	March 2029
July 2024	2,334	$398	July 2029
August 2024	4,003	$285 - $303	August 2029
Preferred Stock Warrants
On February 2023, the Company granted warrants to purchase 45,000 shares of Series E preferred stock with the original exercise price of $0.50 and expiration date of February 2028. The warrants to purchase 45,000 shares of Series E preferred stock remain outstanding as of December 31, 2024.
2024 Warrant Exchange
On September 18, 2024, the Company entered into two Warrant Exchange Agreements (collectively, the “2024 Warrant Exchange”) with two investors to exchange three warrants issued between 2018 and 2022 into a total of 334 shares of common stock. The 2024 Warrant Exchange was treated as a modification in accordance with ASC 718, Compensation - Stock Compensation, and the Company recognized $0.1 million in selling, general and administrative expense related to the 2024 Warrant Exchange during the year ended December 31, 2024.
Note 9 – Income Taxes
The components of loss before provision for income taxes for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	December 31, 2024	December 31, 2023
Domestic pre-tax income (loss)	$(25,946)	$(28,984)
Foreign pre-tax income (loss)	—	—
Total pre-tax income (loss)	$(25,946)	$(28,984)
For the years ended December 31, 2024 and 2023, the Company did not record a provision for income taxes due to the recognition of a full valuation allowance.
The Company recognizes federal and state deferred tax assets or liabilities based on the Company's estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The

Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2024, as a result of a three-year cumulative loss and lack of sufficient positive evidence, management concluded that a full valuation allowance was necessary to offset our deferred tax assets. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized. During the year ended December 31, 2024, the valuation allowance decreased by $4.5 million, primarily due to the Section 382 net operating loss ("NOL") carryforwards. During the year ended December 31, 2023, the valuation allowance increased by $6.4 million, primarily due to the increase in NOL carryforwards.
At December 31, 2024 and 2023, the tax effects of the temporary differences and carryovers that give rise to deferred tax assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
NOL carryforwards	$9,281	$14,539
Stock-based compensation	1,908	729
Amortization of intangible assets	69	227
Lease liability	378	392
Capitalized research costs	1,460	968
Accruals and other temporary differences	—	168
Gross deferred tax assets	13,096	17,023
Deferred tax liabilities:
Depreciation	(480)	(105)
Right-of-use asset	(418)	(386)
Accruals and other temporary differences	(196)	—
Gross deferred tax liabilities	(1,094)	(491)
Net deferred taxes before valuation allowance	12,002	16,532
Less: valuation allowance	(12,002)	(16,532)
Net deferred tax assets	$—	$—
As of December 31, 2024, the Company has NOL carryforwards of approximately $27.3 million and $68.1 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. Approximately $1 thousand of federal NOLs can be carried forward to future years and expire in 2037. The federal NOL generated during the years ended after December 31, 2017, of approximately $27.3 million can be carried forward indefinitely but is limited to offsetting only 80% of taxable income each year.
The utilization of our NOL carryforwards and research tax credit carryovers could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions, due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of NOL carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has conducted an analysis of an ownership change under section 382 and concluded that the Company's NOL and tax credits will be limited.

A reconciliation of the statutory income tax rates and the Company’s effective tax rate for the years ended December 31, 2024 and December 31, 2023 are as follows (in thousands):

	Year ended December 31, 2024		Year ended December 31, 2023
Tax provision at statutory rate	$(5,448)	21.0%	$(6,086)	21.0%
State taxes, net of federal benefit	(665)	2.6%	(492)	1.7%
Permanent items	932	(3.6)%	265	(0.9)%
Deferred tax true-up / return to provision	131	(0.5)%	(74)	0.3%
State NOL true-up adjustments	(918)	3.5%	—	—%
Section 382 limitations	10,522	(40.6)%	—	—%
Other	(22)	0.1%	—	—%
Increase/(decrease) in valuation reserve	(4,532)	17.5%	6,387	(22.1)%
Income taxes provision (benefit)	$—	—%	$—	—%
On December 31, 2024 and 2023, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.
The Company’s tax years from 2021 forward remain open for examination by the federal and state taxing authorities. In addition, to the extent that the Company’s tax attributes are utilized in future years to offset income or income taxes, those years which generated the tax attributes are open since the Company’s inception. The Company is not aware of any examinations that are currently taking place by taxing authorities.
Note 10 – Leases
In March 2021, the Company entered into a lease agreement with Hudson 11601 Wilshire, LLC, to lease 3,500 square feet of office space located in Los Angeles, California. The lease term is 39 months and expires on June 30, 2024. In April 2024, the Company entered into the first amendment for the Hudson lease to revise the payment schedule for the remaining lease term expiring on June 30, 2024. Subsequently, the Company entered into the second amendment in June 2024 to extend the lease term. The second amended lease expires in September 2027. The Company recorded right-of-use assets of approximately $0.6 million and lease liabilities of approximately $0.6 million related to the first and second amended lease agreements.The lease is treated as an operating lease.
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
In August 2024, the Company entered into a month-to-month lease agreement with PWR LLC to sublease a portion of it's Burnham Lease located at 12627 S 182nd Pl, Gilbert, Arizona. The sublease agreement is set on a rolling 30-day renewal basis, allowing either party to terminate the agreement with a 30-day notice. The Company recorded $22,900 in other income for the year ended December 31, 2024.
The Company has elected to apply the short-term lease practical expedient in accordance with ASC 842, Leases. Under this guidance, the Company has chosen not to recognize right-of-use assets or lease liabilities for leases with a lease term of 12 months or less. Instead, lease payments for these short-term leases are recognized as expense on a straight-line basis over the lease term.
The components of lease expense are as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating leases:
Operating lease cost	$894	$580
Variable lease cost	42	100
Short-term lease costs - equipment	2,997	—
Operating lease expense	$3,933	$680
Supplemental cash flow information related to the leases were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating cash flows - operating leases (in thousands)	$912	$686
Weighted-average remaining lease term – operating leases (in years)	2.5	2.8
Weighted-average discount rate – operating leases	12.0%	12.0%
As of December 31, 2024, future minimum payments are as follows (in thousands):

Operating Leases
2025	$774
2026	680
2027	410
Total	1,864
Less present value discount	(262)
Operating lease liabilities	$1,602
As of December 31, 2024, the Company had operating lease liabilities of approximately $1.6 million and right-of-use assets of approximately $1.8 million, which are included in the consolidated balance sheet.
Note 11 – Commitments and Contingencies
Litigation
From time to time, the Company is also involved in various other claims and legal actions that arise in the ordinary course of business. The Company records accruals for loss contingencies related to legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of December 31, 2024, the Company accrued $0.3 million for an arbitration settlement, which is a component of the accrued expenses and other current liabilities in the consolidated balance sheet. Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its financial position, results of operations, liquidity or capital resources.
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
Loan Guaranty
In May 2024, the Company entered into the Guaranty with Mobilization Funding, LLC and borrowed approximately $0.6 million as part of the Mobilization Note II LOC discussed in Note 5 - Debt. As part of the Guaranty, the Company agreed to be the primary obligor for the Fiber Optics division segment and be responsible for the repayment of all principal and interest borrowed under the Guaranty. As of December 31, 2024, all amounts under the Mobilization Note II LOC had been repaid, terminating the Guaranty.
Purchase Commitment
In September 2024, the Company and Electro Scan Inc. ("Electro Scan") entered into an Exclusivity Agreement for Performance of Services (the "Exclusivity Agreement"), as amended on December 5, 2024. The Company needs to achieve a minimum annual performance level to maintain the exclusivity. Under the Exclusivity Agreement, as amended, the Company committed to pay Electro Scan three tranche payments totaling $3.0 million, which secure licensing rights, exclusivity and a total of 66 product units to be delivered by Electro Scan. The payment obligation remaining as of December 31, 2024 was $1.3 million.
Note 12 – Segment Reporting
In July 2024, the Company implemented an organizational change to align its reportable segments more closely with its business structure. In connection with its segment reporting change, the Company has recast previously reported amounts across all reportable segments to conform to current segment presentation.
The Company had four operating and four reportable segments during the year ended December 31, 2024, including the Smart Windows division, the Fiber Optics division, the Slant Wells group, and Element 82. The Company had two operating and reportable segments during the year ended December 31, 2023, including the Smart Windows Division and the Fiber Optics division. This is consistent with how the CODM, who is the Company's Chief Executive Officer ("CEO"), allocates resources and makes decisions. Segment accounting policies are the same as described and referenced in Note 2 – Basis of Presentation and Significant Accounting Policies.
Segment revenue recognized during the year ended December 31, 2024 mainly includes sales of services and relates to the Fiber Optics division, the Slant Wells group and Element 82. The Company derives income and revenues primarily from the U.S. Segment profit is determined based on performance measures used by the CODM. The CODM uses gross margin and segment profit (loss) to assess performance and allocate resources to each segment, primarily through the review of financial projections and actual statements of operations.
The Company does not report total assets or liabilities by segment, other than the long-lived assets presented below, for internal or external reporting purposes as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets or liabilities.
The Company does not have intra-entity sales or transfers. Certain corporate costs, including interest expenses and taxes, are not allocated to segments and excluded from segment profit.
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

The following table presents a comparative summary of the Company’s revenues by reportable segment for the periods presented:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	$'000%		$'000%
Segment Revenue
Smart Windows	$—	—%	$—	—%
Fiber Optics	13,624	69%	153	100%
Slant Wells	4,605	23%	—	—%
Element 82	1,472	8%	—	—%
Total Revenue	$19,701	100%	$153	100%
All of the Company's long-lived assets are located in the U.S., except when temporarily relocated for construction projects overseas. The following table presents a comparative summary of the Company’s long-lived assets by reportable segment as of the balance sheet dates presented:

	December 31, 2024		December 31, 2023
	$'000%		$'000%
Long-Lived Assets
Smart Windows	$2,414	22%	$4,372	58%
Fiber Optics	5,608	51%	3,146	42%
Slant Wells	858	8%	—	—%
Element 82	2,082	19%	—	—%
Total Segment Assets	10,962	100%	7,518	100%
Corporate	309		139
Total Long-Lived Assets	$11,271		$7,657
The following table presents a comparative summary of the Company’s geographic revenue by reportable segment as of the consolidated balance sheet dates presented (in thousands):

	Year Ended December 31,
	2024	2023
Geographic Revenue
U.S.	$15,186	$153
Mexico (Slant Wells)	4,515	—
Total Geographic Revenue	$19,701	$153

The following table presents a comparative summary of the Company’s profit or loss measure by reportable segment for the periods presented (in thousands):

	For the Year Ended December 31, 2024
	Smart Windows	Fiber Optics	Slant Wells	Element 82	Corporate and Other (a)	Total
Revenue	$—	$13,624	$4,605	$1,472	$—	$19,701
Cost of revenue (excluding depreciation and amortization)	—	(16,319)	(2,992)	(558)	—	(19,869)
Gross margin	—	(2,695)	1,613	914	—	(168)

Compensation (excluding research and development)	—	430	—	341	11,335	12,106
Travel expenses	125	350	1	34	96	606
Occupancy (rent and utilities)	299	197	—	1	268	765
Professional fees	366	1,011	—	—	2,665	4,042
General and administrative insurance	—	78	—	22	126	226
Research and development (excluding depreciation and amortization)	2,812	—	—	—	—	2,812
Public company expenses	—	—	—	—	289	289
Other segment items (b)	20	647	4	132	1,194	1,997
Depreciation and amortization	555	443	48	65	4	1,115
Segment profit (loss)	(4,177)	(5,851)	1,560	319	(15,977)	(24,126)

Reconciliation of profit or loss
Adjustments and reconciling items:
Interest expense	—	—	—	—	(994)	(994)
Other expense, net (c)	—	—	—	—	(826)	(826)
Net income (loss)	$(4,177)	$(5,851)	$1,560	$319	$(17,797)	$(25,946)
(a) The Corporate and Other are expenses that are not currently allocated among operating segments.
(b) The other segment items primarily include amortization, dues and subscriptions, accrual of arbitration settlement, office supplies and other miscellaneous selling, general and administrative expenses.
(c) Other expense, net primarily includes realized loss from ELOC derivatives.

	For the Year Ended December 31, 2023
	Smart Windows	Fiber Optics	Slant Wells	Element 82	Corporate and Other (a)	Total
Revenue	$—	$153	$—	$—	$—	$153
Cost of revenue (excluding depreciation and amortization)	—	(886)	—	—	—	(886)
Gross margin	—	(733)	—	—	—	(733)

Compensation (excluding research and development)	—	2,487	—	—	4,756	7,243
Travel expenses	—	366	—	—	57	423
Occupancy (rent and utilities)	—	84	—	—	676	760
Professional fees	—	405	—	—	4,244	4,649
General and administrative insurance	—	132	—	—	153	285
Research and development (excluding depreciation and amortization)	2,231	—	—	—	—	2,231
Public company expenses	—	1	—	—	182	183
Other segment items (b)	—	591	—	—	453	1,044
Depreciation and amortization	574	156	—	—	3	733
Goodwill impairment charge	—	649	—	—	—	649
Intangible asset impairment	—	200	—	—	—	200
Loss on disposal of assets and lease	—	—	—	—	175	175
Segment loss	(2,805)	(5,804)	—	—	(10,699)	(19,308)

Reconciliation of loss
Adjustments and reconciling items:
Interest expense	—	—	—	—	(9,417)	(9,417)
Other expense, net (c)	—	—	—	—	(259)	(259)
Net loss	$(2,805)	$(5,804)	$—	$—	$(20,375)	$(28,984)
(a) The Corporate and Other are expenses that are not currently allocated among operating segments.
(b) The other segment items primarily include amortization, dues and subscriptions, office supplies and other miscellaneous selling, general and administrative expenses.
(c) The other expense, net primarily includes change in fair value of financial assets and liabilities, and gain or loss from extinguishment of financial assets and liabilities.

Note 13 – Net Loss Per Share Attributable to Common Stockholders
The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Numerator
Net loss	$(25,946)	$(28,984)
Less: Deemed dividend on Series D preferred stock	—	(6)
Less: Cumulative dividends on Series A preferred stock	(18)	(19)
Less: Cumulative dividends on Series B preferred stock	(17)	(107)
Less: Cumulative dividends on Series C preferred stock	(46)	(30)
Less: Cumulative dividends on Series D preferred stock	—	(53)
Less: Cumulative dividends on Series F preferred stock	(341)	(272)
Less: Cumulative dividends on Series F-1 preferred stock	(60)	(110)
Less: Cumulative dividends on Series F-2 preferred stock	(19)	(79)
Less: Deemed dividend in connection with conversion of Series A, Series B, and Series C preferred stock	(2,147)	—
Less: Deemed dividend in connection with conversion of Series F, Series F-1, and Series F-2	(3,874)	—
Net loss attributable to common stockholders, basic and diluted	$(32,468)	$(29,660)

Denominator
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	59,220	272
Less: weighted-average shares subject to repurchase	—	—
Basic and diluted net loss per share attributable to common stockholders	59,220	272

Net loss and attributable to common stockholders, basic and diluted
Basic and diluted net loss per share attributable to common stockholders	$(548.26)	$(109,044.12)

Potentially dilutive securities are excluded from the calculation of diluted net loss per share attributable to common stockholders if their inclusion is anti-dilutive.
The following table shows the outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders, on a common stock equivalent basis:

	December 31,
	2024	2023

Series A preferred stock	—	1
Series B preferred stock	—	2
Series C preferred stock	—	1
Series D preferred stock	—	—
Series F preferred stock	—	23
Series F-1 preferred stock	—	4
Series F-2 preferred stock	—	6
Warrants to purchase common stock (excluding penny warrants)	6,554	191
Warrants to purchase Series E preferred stock	34	34
Options to purchase common stock	102	92
Unvested restricted stock units	7,425	84
Commitment shares	-	9
	14,115	447

Note 14 – Related Party Transactions
Horizon HDD is a domestic limited liability company formed in the state of Texas in 2017, with Karon Greene as its registered agent and managing member. Horizon HDD is 100% owned by Mr. Corey Boaz, who is also the President of the Company's Fiber Optics division. As such, Horizon HDD is considered a related party to the Company.
In May 2024, the Company engaged Horizon HDD to rent equipment and provide services to the Company's Fiber Optics division and Slant Wells group as a subcontractor and back-office labor resource. For the year ended December 31, 2024, the Company incurred costs of $5.3 million with Horizon HDD, which are presented as cost of revenue - related party in the consolidated statement of operations and comprehensive loss. The Company made payments totaling approximately $2.6 million to Horizon HDD during the year ended December 31, 2024. As of December 31, 2024, the Company had an outstanding payable to Horizon HDD of approximately $2.8 million, which is presented as accounts payable - related party in the consolidated balance sheet.

Note 15 – Subsequent Events
The January 2025 Reverse Stock Split
On January 28, 2025, the Company’s board of directors authorized the January 2025 Reverse Stock Split at an exchange ratio of one-for-150 basis. The January 2025 Reverse Stock Split was effective on January 30, 2025, such that every 150 shares of common stock were automatically converted into one share of common stock. The January 2025 Reverse Stock Split is part of the Company's plan to regain compliance with the minimum bid price requirement of $1.00 per share required to maintain continued listing on the Nasdaq.
The January 2025 Reverse Stock Split was treated as a recognized subsequent event and references to common stock, restricted stock units, warrants and options to purchase common stock share data, per share data and related information contained in the consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the effect of the January 2025 Reverse Stock Split. See Note 1 – Organization and Description of Business Operations for details.
Write-off of the Liqueous ELOC Shareholder Receivables
In February 2025, the Company determined that the Liqueous ELOC receivables as of December 31, 2024 in the amount of $5.9 million were uncollectible due to Liqueous' financial distress, which was treated as a recognized subsequent event. As a result, the Company recorded the $5.9 million shareholders receivable as a reduction to additional paid-in capital as of December 31, 2024. See Note 6 – Stockholders' Equity for details.
Warrants Issuance
In February 2025, the Company issued warrants to purchase an aggregate of 550,000 shares of its common stock. Each warrant has an exercise price of $4.69 per share and a five year term, expiring in February 2030.
ATM Offering
In January 2025, the Company sold 947,128 shares of common stock through the at-the-market offering for approximately $21.2 million in net proceeds, after deducting $0.9 million in commissions and expenses. The weighted-average sales price of the common stock issued was $22.39 per share.
Nasdaq Delisting Determination

On March 3, 2025, the Company received a delisting determination from the Nasdaq. Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration on Form 25 with the Securities and Exchange Commission after applicable appeal periods have lapsed. The Company has submitted a request for reconsideration to the Nasdaq Hearings Panel and has otherwise appealed the determination to the Nasdaq Listing and Hearing Review Council as necessary. While the Company pursues those processes, trading in the Company’s common stock was suspended on Nasdaq effective with the open of the market on March 5, 2025. The Company’s common stock is eligible to trade on the OTC Market’s Pink Current Information tier effective with the open of the market on March 5, 2025.

Due to the suspension of the Company's common stock by Nasdaq, the Company is unable to utilize the ATM program, the Keystone ELOC and Liqueous ELOC. If the Company's common stock is ultimately delisted by Nasdaq, the ATM program and both ELOCs will automatically terminate on their terms.