Form 10-Q
period 2025-03-31
Crown Electrokinetics Corp.
filed 2025-05-15
CIK 1761696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 333-232426
Crown Electrokinetics Corp.
(Exact name of registrant as specified in its charter)

Delaware	47-5423944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1110 NE Circle Blvd, Corvallis, Oregon 97330
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.0001 par value per share, outstanding as of May 12, 2025 was 1,738,224.

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
ii

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements.
CROWN ELECTROKINETICS CORP.
Condensed Consolidated Balance Sheets
(unaudited in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$22,450	$13,699
Accounts and retention receivables, net of allowance for expected credit losses of $299 and $4, respectively	4,940	5,356
Contract assets	2,700	2,058
Prepaid and other current assets	1,161	2,409
Note receivable	62	64
Total current assets	31,313	23,586
Property and equipment, net	9,277	8,336
Intangible assets, net	1,105	1,160
Right-of-use assets	1,665	1,775
Other assets	126	126
TOTAL ASSETS	$43,486	$34,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,202	$2,675
Accounts payable - related party	1,339	2,762
Accrued expenses and other current liabilities	1,693	4,776
Lease liabilities - current	638	618
Notes payable - current	253	245
Total current liabilities	6,125	11,076
Notes payable - non-current	617	679
Lease liabilities - non-current	868	984
Total liabilities	7,610	12,739

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001; 50,000,000 shares authorized	-	-
Series A preferred stock, par value $0.0001; 300 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; liquidation preference zero as of March 31, 2025 and December 31, 2024, respectively	-	-
Series B preferred stock, par value $0.0001; 1,500 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; liquidation preference zero as of March 31, 2025 and December 31, 2024, respectively	-	-
Series C preferred stock, par value $0.0001; 600,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; liquidation preference zero as of March 31, 2025 and December 31, 2024, respectively	-	-
Series D preferred stock, par value $0.0001; 7,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; liquidation preference zero as of March 31, 2025 and December 31, 2024, respectively	-	-
Series E preferred stock, par value $0.0001; 77,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; liquidation preference zero as of March 31, 2025 and December 31, 2024, respectively	-	-
Series F preferred stock, par value $0.0001; 9,073 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; liquidation preference zero as of March 31, 2025 and December 31, 2024, respectively	-	-
Series F-1 preferred stock, par value $0.0001; 9,052 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; liquidation preference zero as of March 31, 2025 and December 31, 2024, respectively	-	-
Series F-2 preferred stock, par value $0.0001; 9,052 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; liquidation preference zero as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, par value $0.0001; 800,000,000 shares authorized; 1,738,224[1] and 790,774[1] shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	188,501	165,185
Accumulated deficit	(152,625)	(142,941)
Total stockholders’ equity	35,876	22,244
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,486	$34,983
1 Amounts as of December 31, 2024 have been retroactively adjusted to reflect the 1-for-150 reverse stock split effected on January 30, 2025. See Note 1 for details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024

Revenue	$2,772	$682
Cost of revenue	2,792	1,705
Cost of revenue - related party	997	-
Gross margin	(1,017)	(1,023)

Operating expenses:
Research and development	1,219	898
Selling, general and administrative	7,664	1,784
Total operating expenses	8,883	2,682

Loss from operations	(9,900)	(3,705)

Non-operating income (expense), net:
Interest income (expense), net	198	(860)
Change in fair value of warrants	-	(23)
Other income (expense), net	18	(24)
Total non-operating income (expense), net	216	(907)
Net loss and comprehensive loss	(9,684)	(4,612)
Cumulative dividends on Series A preferred stock	-	(5)
Cumulative dividends on Series B preferred stock	-	(29)
Cumulative dividends on Series C preferred stock	-	(10)
Cumulative dividends on Series F preferred stock	-	(178)
Cumulative dividends on Series F-1 preferred stock	-	(26)
Cumulative dividends on Series F-2 preferred stock	-	(35)
Net loss attributable to common stockholders	$(9,684)	$(4,895)
Net loss per share attributable to common stockholders[1]	$(5.79)	$(2,881.11)

Weighted average shares outstanding, basic and diluted[1]:	1,672,581	1,699
1 Amounts prior to December 31, 2024 have been retroactively adjusted to reflect the 1-for-150 reverse stock splits effected on June 25, 2024 and January 30, 2025. See Note 1 for details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited in thousands, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F-1 Preferred Stock		Series F-2 Preferred Stock		Common Stock		Additional Paid-in Capital[1]	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number[1]	Amount[1]
Balance as of December 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	790,774	$—	$165,185	$(142,941)	$22,244
Issuance of common stock/at-the-market offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	947,128	—	21,202	—	21,202
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	275	—	—	—	—
Reverse stock split rounding	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	47	—	—	—	—
Issuance of warrants in exchange for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,627	—	1,627
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	487	—	487
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,684)	(9,684)
Balance as of March 31, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	1,738,224	$—	$188,501	$(152,625)	$35,876
1 Amounts prior to December 31, 2024 have been retroactively adjusted to reflect the 1-for-150 reverse stock splits effected on June 25, 2024 and January 30, 2025. See Note 1 for details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(unaudited in thousands, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F-1 Preferred Stock		Series F-2 Preferred Stock		Common Stock		Additional Paid-in Capital[1]	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number[1]	Amount[1]
Balance as of December 31, 2023	251	$—	1,443	$—	500,756	$—	—	$—	—	$—	4,448	$—	653	$—	1,153	$—	1,145	$—	$121,672	$(116,995)	$4,677
Issuance of common stock in connection with equity line of credit, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	940	—	1,391	—	1,391
Issuance of common stock/At-the-market offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	215	—	588	—	588
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	274	—	274
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,612)	(4,612)
Balance as of March 31, 2024	251	$—	1,443	$—	500,756	$—	—	$—	—	$—	4,448	$—	653	$—	1,153	$—	2,300	$—	$123,925	$(121,607)	$2,318
1 Amounts prior to December 31, 2024 have been retroactively adjusted to reflect the 1-for-150 reverse stock splits effected on June 25, 2024 and January 30, 2025. See Note 1 for details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN ELECTROKINETICS CORP.
Condensed Consolidated Statements of Cash Flows
(unaudited in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,684)	$(4,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation related to issuance of warrants in exchange for services	1,627	—
Provision for credit loss expense	295	—
Stock-based compensation and employee inducement award	487	274
Depreciation and amortization	473	212
Change in fair value of warrant liability	—	23
Amortization of deferred issuance costs	—	944
Amortization of right-of-use assets	194	168
Changes in operating assets and liabilities:
Prepaid and other assets	94	(111)
Accounts and retention receivables	121	(1,269)
Contract assets	(642)	—
Contract liabilities	—	1,260
Accounts payable	(423)	797
Accounts payable - related party	(1,423)	—
Accrued expenses and other current liabilities	(1,953)	(192)
Lease liabilities	(180)	(171)
Net cash used in operating activities	(11,014)	(2,677)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,659)	(63)
Repayments of note receivable	2	—
Net cash used in investing activities	(1,657)	(63)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock / at-the-market offering, net of issuance costs	21,476	588
Repayments of notes payable	(54)	(8)
Proceeds from the issuance of common stock in connection with equity line-of-credit, net of issuance costs	—	1,391
Net cash provided by financing activities	21,422	1,971

Net increase (decrease) in cash	8,751	(769)
Cash — beginning of the period	13,699	1,059
Cash — end of the period	$22,450	$290
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$23	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets in exchange of operating lease liabilities	$84	$—
Acquisitions of property and equipment included in liabilities	$21	$—
At-the-market advanced proceeds settled on January 2, 2025	$1,130	$—
Prepaid property and equipment received	$750	$—
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

On November 21, 2024, the Company incorporated Crown Construction Holdings Corp., a Delaware-based corporation, to expand its Crown Construction umbrella initiatives.
January 2025 and June 2024 Reverse Stock Split
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

All references to common stock, restricted stock units, warrants and options to purchase common stock share data, per share data and related information contained in the condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the effect of the January 2025 Reverse Stock Split and the June 2024 Reverse Stock Split.
Nasdaq Delisting Determination
On March 3, 2025, the Company received a delisting determination of the Nasdaq Stock Market LLC ("Nasdaq"). Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration on Form 25 with the SEC after applicable appeal periods have lapsed. The Company has submitted a request for reconsideration to the Nasdaq Hearings Panel and has otherwise appealed the determination to the Nasdaq Listing and Hearing Review Council as necessary. Trading of the Company’s common stock was suspended on Nasdaq effective with the open of the market on March 5, 2025. The Company’s common stock is eligible and has been traded on the over-the-counter ("OTC") market starting March 5, 2025 under the Company’s existing symbol "CRKN".
Liquidity and Going Concern
The Company has incurred substantial operating losses and negative cash flows from operations since its inception. As reflected in the condensed consolidated financial statements, the Company had cash of approximately $22.5 million and an accumulated deficit of approximately $152.6 million as of March 31, 2025. For the three months ended March 31, 2025, the Company had a net loss of approximately $9.7 million, and approximately $11.0 million of net cash used in operating activities.
The Company previously concluded in its annual report on Form 10-K for the year ended December 31, 2024, that based on the Company’s cash balance, $21.5 million in at-the-market net proceeds in January 2025, and the anticipated quarterly profit, measured in net income, starting in the second half of 2025 from revenue generated by Fiber Optics division, and its planned spending, substantial doubt about the Company’s ability to continue as a going concern did not exist.
As part of the quarterly reporting process, the Company has reassessed its future revenue growth in 2025 in response to the actual operating results for the three months ended March 31, 2025 and the current market conditions, including uncertainties arising from the new administration's policies and recent cost-cutting measures. While the Company anticipates growth in 2025 and 2026, the early-stage nature of a substantial portion of its operations introduces uncertainty regarding the timing and scale of this growth. As such, there can be no assurance that projected growth targets will be achieved as planned or at anticipated volumes.
The Company has previously obtained additional capital through the sale of debt or equity instruments to fund operations. The Company’s common stock was suspended on Nasdaq, subject to delisting, on March 5, 2025, which has negatively impacted the Company's ability to raise capital. Following the Nasdaq suspension and potential delisting of the Company's common stock, the Company is no longer able to raise capital under its existing at-the-market offering program or equity line-of-credit. There can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to secure the necessary financing, it may be forced to scale back or discontinue operations.
Given the uncertainties surrounding the operational growth and capital acquisition, management believes there is substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months following the issuance of these condensed consolidated financial statements.
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
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. As permitted under those rules, certain footnotes or other financial information can be condensed or omitted. These condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 ("2024 Form 10-K").
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Accounting estimates and assumptions are inherently uncertain. Management bases its estimates and assumptions on current facts, historical experience and various other factors believed to be reasonable under the circumstances. Actual results could differ materially and adversely from these estimates. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, cost-to-cost (input) revenue recognition method, fair value of warrant issuances, allowance for expected credit losses, useful lives and recoverability of long-lived assets, valuation of deferred tax assets, accrued insurance, stock-based compensation and operating lease right-of-use assets and liabilities.
Reclassifications

Certain reclassifications have been made to the condensed consolidated statement of cash flows for the three months ended March 31, 2024 for consistency with the presentation of the condensed consolidated statement of cash flows for the three months ended March 31, 2025. Certain amounts in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024 have been reclassified to conform to current period presentation. There was no effect on the Company's financial position, net loss or stockholders' equity as of and for the periods ended March 31, 2025 and 2024.
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

Market uncertainty stemming from the new administration’s policies and Department of Government Efficiency (“DOGE”) cost cutting efforts may further impact customers’ ability to commit to future projects. This is particularly relevant to our Water Service Lines business whose customers are heavily reliant on Environmental Protection Agency ("EPA") funding under the Lead and Copper Rule. The Company is monitoring and adjusting expectations accordingly, but the market uncertainty will remain likely until the new administration’s policies are clarified.

International trade policies, including tariffs, sanctions, and trade barriers, may negatively impact the Company's business, financial condition, results of operations, and growth prospects. The Company's operations rely on a global network of third-party suppliers for critical equipment and materials, including excavating machinery and tools essential for constructing fiber optic lines and digging slant wells. Tariffs or other trade restrictions could increase costs for equipment, raw materials, and components sourced, adding complexity to the supply chain, causing potential disruptions, or delaying procurement timelines for items critical to construction projects. While the Company actively monitors these risks, the ultimate effects of current or future trade restrictions remain uncertain.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Summary of Significant Accounting Policies
Reference is made to Note 2 Basis of Presentation and Significant Accounting Policies in the 2024 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to the Company's accounting policies as disclosed in the 2024 Form 10-K.
Concentrations of Risk and Significant Customers and Vendors
The Company maintains its cash accounts with financial institutions, ensuring all deposits remain fully protected by utilizing insured cash sweep accounts. As a result, no cash balances exceed the Federal Deposit Insurance Corporation limits, providing complete coverage and safeguarding the Company's funds through March 31, 2025.

The Company’s customers are generally large public or private companies with good credit and payment practices and a positive reputation in the industry at the time that the contracts are entered into. Furthermore, because it has the ability to stop transferring promised goods and services if payment is not received, the Company has concluded that collection risk is minimal.

Three customers accounted for 87% of the condensed consolidated accounts and retention receivables as of March 31, 2025. The Company's accounts and retention receivables are related to the Fiber Optics, Slant Wells, and Element 82 operating segments with the following concentration: Customer B at 36%, Customer A at 28%, and Customer E at 23%. Three customers accounted for 83% of the consolidated accounts and retention receivables as of December 31, 2024.

The Company’s revenue is generated from its Fiber Optics, Slant Wells, and Element 82 operating segments. Two customers of Fiber Optics and Slant Wells accounted for approximately 91% of the condensed consolidated revenue for the three months ended March 31, 2025, with the following breakdown: Customer E at 46% and Customer B at 45%. Three customers of Fiber Optics accounted for approximately 93% of the condensed consolidated revenue for the three months ended March 31, 2024.

The Company’s vendor purchases primarily included costs associated with professional fees, subcontractor labor, equipment purchases and leases, and purchases of other supplies and materials. Any disruptions in the Company’s vendor relationships could have a material adverse effect on the Company’s business, results of operations and financial condition. One vendor of Fiber Optics, Horizon HDD, LLC ("Horizon HDD"), a related party, accounted for approximately 38% of the condensed consolidated accounts payable and accounts payable - related party balances as of March 31, 2025. Two vendors of Fiber Optics accounted for approximately 66% of the consolidated accounts payable and accounts payable - related party balances as of December 31, 2024.

For three months ended March 31, 2025, the costs incurred with Horizon HDD accounted for 26% of total cost of revenue. There were no significant concentrations in costs incurred with any vendor for the three months ended March 31, 2024.
Allowance for Expected Credit Losses

The allowance for expected credit losses is based on the Company’s assessment of the collectibility of its customer accounts and retention receivables, contract assets and note receivables, all of which fall within the scope of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 326, Financial Instruments - Credit Losses. In estimating the allowance for expected credit losses, the Company considers factors such as historical experience, industry data, credit quality, age of balances, and current economic conditions that may affect a customer’s ability to pay. There are a few contracts, where the Company performs as a subcontractor, which contain “pay when paid” provisions that allow the general contractor to hold payment until they have received payment from the owner related to the work performed. Because these provisions do not impose any additional obligations on the Company (i.e., there are no conditions remaining to fulfill to receive payment), the Company considers receivables billed under these provisions to be subject only to the passage of time. The Company performs a risk assessment on any trade receivables with customers where the Company operated as a subcontractor and agreed to a "pay when paid" clause. The assessment primarily relates to the anticipated timing of payment and whether there are any collection risks. The Company records an allowance for expected credit losses, when appropriate, using these factors along with reasonable supportable forecasts. The Company regularly assesses the state of its billings in order to identify issues, which may impact the collectibility of these receivables or reserve estimates. Uncollectible amounts are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. Actual write-offs may be in excess of the Company’s estimated allowance. The Company’s allowance for expected credit losses was $0.3 million and $4,000 as of March 31, 2025 and December 31,

2024, respectively. The Company recognized $0.3 million in credit loss expense during the three months ended March 31, 2025.
Impairment of Long-lived Assets

The Company reviews long-lived assets (including property and equipment, lease related right-of-use assets, and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by first grouping the long-lived assets at the lowest level for which there are identifiable cash flows, and then comparing the carrying value of each asset group to its forecasted undiscounted cash flows. If the evaluation of the forecasted cash flows indicates that the carrying value of an asset group is not recoverable, an impairment measurement of the asset group is performed. Impairment is recognized if the carrying amount of the asset group exceeds its fair value. Any impairment loss is allocated to the long-lived assets of the asset group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual long-lived asset cannot be reduced below its fair value. For the three months ended March 31, 2025 and 2024, the Company did not record any significant impairment related to intangible assets.
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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not have significant assets or liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.
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

The change in fair value of warrant liabilities was zero and $23,000 for three months ended March 31, 2025 and 2024, respectively. The fair value of warrant liabilities was insignificant as of March 31, 2025 and December 31, 2024.

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

The following key assumptions were used in the Black-Scholes model to estimate fair value:
•Volatility: Based on historical volatility of comparable companies
•Expected Term: Estimated based on the contractual term of the warrants
•Risk-Free Interest Rate: Based on U.S. Treasury yields at the time of issuance
•Dividend Yield: Assumed to be zero, as the Company does not expect to pay dividends to common stockholders
The Company had warrants to purchase 45,000 shares of its Series E preferred stock. The warrants were classified as liability and had nominal value as of March 31, 2025 and December 31, 2024.
Segment Reporting

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Operating segments are aggregated into a reportable segment if the operating segments have similar quantitative economic characteristics and if the operating segments are similar in the following qualitative characteristics: (i) nature of products and services; (ii) nature of production processes; (iii) type or class of customer for their products and services; (iv) methods used to distribute the products or provide services; and (v) if applicable, the nature of the regulatory environment. The Company has not aggregated operating segments based on similarity in economic characteristics, other qualitative factors and the objectives and principals of ASC 280, Segment Reporting. Refer to Note 11 — Segment Reporting.
Retention Receivables
The Company’s Fiber Optics customers have a contractual right to withhold payment of a retainage amount that typically ranges between 5% to 10% of the total contract consideration. The retainage can be utilized by customers for any claims that may arise after work is completed through one year after project completion. The retainage amount is expected to be collected upon the project's completion and acceptance by the customer. As of March 31, 2025 and December 31, 2024, the Company has recorded a retainage receivable of $0.3 million and $0.3 million, respectively, which is a component of the accounts and retention receivables, net balance in the condensed consolidated balance sheets.
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

As of March 31, 2025, the Company's contract assets included unbilled receivables totaling $2.7 million, compared to $2.1 million as of December 31, 2024.
The following table provides a rollforward of the contract assets activity for the three months ended March 31, 2025:

Balance as of December 31, 2024	$2,058
Revenue recognized prior to billings	2,699
Billings	(2,057)
Balance as of March 31, 2025	$2,700
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

In instances where anticipated costs to complete a contract are expected to exceed the contract’s total revenue, the Company recognizes an estimated loss on the contract. This estimated loss is accrued as a liability and recognized in full in the period the loss is identified, ensuring the contract assets and liabilities accurately represent the Company’s financial position. As of March 31, 2025 and December 31, 2024, the estimated accrued loss on contracts was $0.2 million and $0.2 million, respectively, included in the accrued project costs, which is a component of the accrued expenses and other current liabilities in the condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, there were no contract liabilities.

Derivatives and Hedging

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement under ASC 815, Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate liability or asset from the host agreement. The separated embedded derivative is accounted for at fair market value, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss under the fair value change in derivative liability line item. The Company determined that certain features under the Liqueous Equity Line of Credit ("ELOC") Purchase Agreement (See Note 6 — Stockholders’ Equity) qualified as an embedded derivative to be bifurcated and separately accounted for. The bifurcated derivative had a nominal value as of December 31, 2024. The Liqueous ELOC Agreement was terminated effective on April 18, 2025, due to the material breach by Liqueous for failure to timely pay amounts owed to the Company. The estimated fair value of the derivative liability was zero as of March 31, 2025.

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s Disclosure Update and Simplification Initiative. ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in SEC Release No. 33-10532: Disclosure Update and Simplification into various topics within the ASC. ASU 2023-06’s amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. The amendments in ASU 2023-06 should be applied prospectively. Early adoption is prohibited. The Company does not expect the standard to have a material impact on its consolidated financial statements and disclosures.

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

Note 3 - Revenue

For the three months ended March 31, 2025, the Company's revenue was $2.8 million, compared to $0.7 million for the three months ended March 31, 2024. The majority of the revenue generated for the three months ended March 31, 2025 and 2024 was derived from operations within the United States.

Remaining Performance Obligations

Remaining performance obligations represent non-cancellable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods.

As of March 31, 2025, the Company's remaining performance obligations for contracts totaled $0.4 million and is expected to be recognized as revenue over the next twelve months. The Company's remaining performance obligation for contracts totaled $1.0 million as of December 31, 2024.

Note 4 – Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid fixed asset	$1,000	$750
Prepaid insurance	63	68
License fees	34	78
Prepaid rent	1	53
At-the-market receivables settled on January 1, 2025	—	1,404
Other	63	56
Total	$1,161	$2,409
Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Equipment	$8,870	$7,603
Vehicles	2,059	2,059
Leasehold improvements	371	369
Construction-in-progress	88	31
Computers	78	67
Furniture and fixtures	26	4
Total	11,492	10,133
Less: accumulated depreciation	(2,215)	(1,797)
Property and equipment, net	$9,277	$8,336
Depreciation expense for the three months ended March 31, 2025 and 2024 was $0.4 million and $0.1 million, respectively.

Intangible Assets, net
Intangible assets, net, consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Patents	$1,800	$1,800
Research license	375	375
Customer relationships	3	3
Total	2,178	2,178
Less: accumulated amortization	(1,073)	(1,018)
Intangible assets, net	$1,105	$1,160
The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter as of March 31, 2025 (in thousands):

Estimated Amortization Expense

2025 (remaining)	$166
2026	183
2027	180
2028	181
2029	180
Thereafter	215
Total	$1,105

For the three months ended March 31, 2025 and 2024, amortization expense was approximately $0.1 million and $0.1 million, respectively. As of March 31, 2025, the remaining weighted-average amortization period for acquired intangible assets was 5.8 years.
Deferred Debt Issuance Costs
The Company's deferred debt issuance costs were fully amortized as of December 31, 2024, with no additional deferred debt issuance costs recorded as of March 31, 2025.
During the three months ended March 31, 2024, the Company recorded amortization expense $0.9 million.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024

Accrued project costs	$815	$522
Professional fees	449	341
Payroll and related expense	388	1,079
Bonus	—	1,170
At-the-market offering payable	—	1,130
Other expenses	41	534
Total	$1,693	$4,776

Note 5 – Debt

Notes Payable

In December 2023, the Company entered into a secured notes payable agreement with Cemen Tech Capital, LLC bearing an interest rate of 8.75% per year (the "Cemen Note"). During the first quarter of fiscal 2023, the Company entered into a secured notes payable agreement with Ford Motor Credit bearing an interest rate of 6.96% per year (the "Ford Note"). The Cemen Note and the Ford Note (collectively, the "Notes") are secured by the vehicles financed. Monthly principal and interest payments are to be made commencing from the issuance date of the Cemen Note and the Ford Note through January 2030 and April 2026, respectively. The outstanding balance as of March 31, 2025 and December 31, 2024 related to the Notes was $0.3 million and $0.3 million, respectively.

In August 2024, the Company entered into a secured notes payable agreement with Skyline Sales Inc., facilitated by Ford Motor Credit, for financing a vehicle with a total sale price of $0.1 million, of which $46,000 was financed (the "Skyline Note"). This agreement bears no annual percentage rate or finance charge, and monthly principal payments of $1,345 began on September 29, 2024, and will continue through August 29, 2027. The Skyline Note is secured by the vehicle purchased. As of March 31, 2025 and December 31, 2024, the remaining balance of the Skyline Note was $39,000 and $43,000, respectively.

During 2024, the Company entered into multiple secured notes payable agreements with Ford Motor Credit in an aggregate amount of $0.6 million to purchase vehicles on credit (the "2024 Ford Notes"). These agreements bear an annual percentage rate or finance charge of 8.6% to 11.3%. Monthly principal and interest payments are to be made commencing from the issuance date of individual notes payable. The net carrying value of the vehicles purchased on credit was $0.6 million. As of March 31, 2025 and December 31, 2024, the remaining balance of the 2024 Ford Notes was $0.5 million and $0.6 million, respectively

As of March 31, 2025, the expected future minimum principal payments under the Company’s notes payable are as follows (in thousands):

Expected Future Principal Note Payments

2025 (remaining)	$191
2026	248
2027	249
2028	105
2029	71
Thereafter	6
Total	$870
Note 6 – Stockholders’ Equity
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

In the first quarter of 2024, the Company received net proceeds on sales of 215 shares of common stock under the at-the-market offering of approximately $0.6 million after deducting $28,000 in issuance costs. The weighted-average price of the common stock was $2,726.57 per share.

In the third quarter of 2024, the Company received net proceeds on sales of 6,536 shares of common stock under the at-the-market offering of approximately $1.2 million after deducting $37,000 in issuance costs. The weighted-average price of the common stock was $181.02 per share.

In the fourth quarter of 2024, the Company sold 612,702 shares of common stock under the at-the-market offering for approximately $19.8 million total net proceeds, after deducting $0.8 million in issuance costs. The weighted-average price of the common stock was $32.28 per share. In December 2024, the Company received $18.4 million of net proceeds from this transaction and recorded $1.4 million of remaining net proceeds received as part of other current receivables as of December 31, 2024. The Company received the $1.4 million of remaining net proceeds on January 1, 2025.

In January 2025, the Company sold 947,128 shares of common stock through the at-the-market offering for approximately $21.2 million in net proceeds, after deducting $0.9 million in issuance costs. The weighted-average sales price of the common stock was $22.39 per share. In December 2024, the Company received $1.1 million in net proceeds from this transaction in advance of the issuance of common stock shares, which was recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of December 31, 2024.

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

In the first quarter of 2024, the Company received net proceeds on sales of 934 shares of common stock of approximately $1.4 million, after deducting issuance costs of $0.3 million, at a weighted-average price of $1,489.36 per share.

In the second quarter of 2024, the Company received net proceeds on sales of 10,661 shares of common stock of approximately $9.3 million, after deducting issuance costs of $1.0 million, at a weighted-average price of $876.54 per share.

In the third quarter of 2024, the Company received net proceeds on sales of 9,954 shares of common stock of approximately $3.6 million, after deducting issuance costs of $0.1 million, at a weighted-average price of $362.39 per share.

As of March 31, 2025, the Company was unable to sell any shares under the Keystone ELOC because there is no currently effective registration statement covering the resale of such shares. The Company has no further plans to sell shares of common stock under the Keystone ELOC.
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

The purchase price of the Liqueous ELOC Shares will be 97.0% of the lowest daily volume weighted-average price ("VWAP") of the Company's common stock during a two-day valuation period -. There is no upper limit on the price per share that the Liqueous ELOC purchaser could be obligated to pay for the Liqueous ELOC Shares under the agreement.

The Liqueous ELOC agreement contains put option features that allows the Company to sell shares of its common stock to Liqueous at specified discounts to the prevailing market price. These put options are classified as derivatives under ASC 815, Derivatives and Hedging. As a result, the Company will continue to monitor the fair value of the put options in reporting periods and will recognize them in the condensed consolidated financial statements if their fair values become material.

During the fourth quarter of 2024, the Company sold 133,338 shares of common stock of approximately $7.4 million total net proceeds, after deducting issuance costs of $0.2 million, at a weighted-average price of $55.33 per share. The Company recorded $0.8 million as other expense related to the realized loss from settlement of the Liqueous ELOC derivative for the year ended December 31, 2024. As of December 31, 2024, the Company received $1.5 million in cash proceeds and the remaining $5.9 million was recorded as a shareholders receivable contra-equity balance. Under the terms of the Liqueous ELOC agreement, payment for the shares was required to be made upon the sale closing dates. Liqueous did not remit the required total funds by the sale closing dates prompting discussions on alternative payment arrangements in November and December 2024.

In February 2025, the Company determined that the remaining proceeds were uncollectible due to Liqueous' financial distress, which was assessed to have been present as of December 31, 2024. As a result, the Company recorded the $5.9 million shareholders receivable as a reduction to additional paid-in capital as of December 31, 2024. All of the 133,338 common shares issued under the Liqueous ELOC Agreement were legally issued and outstanding as of March 31, 2025 and December 31, 2024.

On April 8, 2025, the Company delivered a notice to Liqueous, terminating the Liqueous ELOC Agreement effective on April 18, 2025, due to the material breach by Liqueous for failure to timely pay amounts owed to the Company. The estimated fair value of the derivative liability was zero as of March 31, 2025.
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
In May 2024, the holders of Series F, Series F-1, and Series F-2 preferred stock exercised their option to convert the shares into common stock utilizing the Alternate Conversion (defined below) feature. As part of the original terms of the Series F preferred stock, the shares may be converted to common stock based on the Alternate Conversion Price (defined below) that is lower than the original conversion price of $0.1478 per share (“Alternate Conversion”) if certain events were to occur (“Triggering Event”). The Triggering Events that occurred that enabled an Alternate Conversion is the (i) failure of the applicable registration statement to be filed with the SEC on or prior to the date that is five (5) days after the applicable filing deadline, and (ii) failure to pay dividends. The Alternate Conversion Price is the lowest of (i) the conversion price in effect on the conversion date of the applicable Alternate Conversion, (ii) the greater of (x) the floor price of $0.1478, and (y) 80% of the VWAP of the common stock on the trading day preceding delivery day of the conversion notice, (iii) 80% of the VWAP of common stock as of the trading day of the conversion notice delivery day, and (iv) the greater of (x) the floor price of $0.1478, and (y) 80% of the price of the quotient (I) sum of three lowest days of common stock VWAP over 15 days, divided by (II) three. The following table summarizes the number of shares of common stock issued upon the conversion:

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

A summary of activity under the various stock-based plans for the three months ended March 31, 2025 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	102	$2,251,627	5.6	$—
Granted	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2025	102	$2,251,627	5.3	$—
Exercisable at March 31, 2025	93	$2,224,419	5.0	$—

During the three months ended March 31, 2025, the Company recognized stock-based compensation of approximately $7,000 related to stock options. As of March 31, 2025, unrecognized stock-based compensation totaled approximately $10,000, which is expected to be recognized over a weighted-average period of 0.76 years.

The following table presents the weighted-average inputs used for the valuation of options granted, as per the Black-Scholes fair value model for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
Dividend yield	—%
Expected price volatility	95.7%
Risk free interest rate	4.9%
Expected term	0.8 years
Restricted Stock Units ("RSU")
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
A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2024	7,425	$367
Granted	—	—
Vested	(275)	$2,499
Cancelled	—	—
Unvested at March 31, 2025	7,150	$285
The weighted average grant date fair value of RSUs granted during three month ended March 31, 2024 was $2,543.

During the three months ended March 31, 2025, the Company recognized stock-based compensation of approximately $0.5 million related to RSUs. As of March 31, 2025, unrecognized stock-based compensation totaled approximately $1.0 million, which is expected to be recognized over a weighted-average period of 1.17 years.
Stock-Based Compensation
The total stock-based compensation expense recognized, including stock-based compensation related to warrants issued to nonemployees (See Note 8 — Warrants), was as follows (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Research and development expenses	$7	$30
Selling, general and administrative expenses	2,107	244
Total stock-based compensation	$2,114	$274
Note 8 – Warrants
In February 2025, the Company issued warrants to purchase an aggregate of 600,000 shares of its common stock to various consultants and service providers. Each warrant has an exercise price of $4.69 per share and a five year term, expiring in February 2030.

The following table presents the weighted-average inputs used for the valuation of warrants issued, as per the Black-Scholes fair value model for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Dividend yield	—%	—%
Expected price volatility	72.8%	70.0%
Risk free interest rate	4.4%	4.2%
Expected term	5 years	5 years

The following table represents a summary of warrants to purchase shares of the Company’s common stock that are outstanding:

Warrant Issue Date	Outstanding as of March 31, 2025	Exercise Price	Expiration
June 2020 - November 2020	54	$1,506,600 - $6,277,500	June 2025 - November 2025
January 2021 - December 2021	16	$1,701,000 - $7,593,750	January 2026 - December 2026
July 2022 - October 2022	24	$432,000 - $1,755,000	July 2027 - October 2027
January 2023	10	$434,700	January 2028
February 2023	21	$432,000	October 2027 - February 2028
June 2023	57	$199,530 - $207,630	June 2028
March 2024	35	$2,115	March 2029
July 2024	2,334	$398	July 2029
August 2024	4,003	$285 - $303	August 2029
February 2025	600,000	$4.69	February 2030

Preferred Stock Warrants

On February 2023, the Company granted warrants to purchase 45,000 shares of Series E preferred stock with the original exercise price of $0.50 and expiration date of February 2028. The warrants to purchase 45,000 shares of Series E preferred stock remain outstanding and had an insignificant value as of March 31, 2025.
Note 9 – Leases
In March 2021, the Company entered into a lease agreement with Hudson 11601 Wilshire, LLC, to lease 3,500 square feet of office space located in Los Angeles, California. The lease term is 39 months and expires on June 30, 2024. In April 2024, the Company entered into the first amendment for the Hudson lease to revise the payment schedule for the remaining lease term expiring on June 30, 2024. Subsequently, the Company entered into the second amendment in June 2024 to extend the lease term. The second amended lease expires in September 2027. The lease is treated as an operating lease.

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

In January 2025, the Company entered into a lease agreement with MI-HQ Enterprise, LLC, to lease multiple single office spaces located in Ann Harbor, Michigan. The lease term is 24 months and expires on December 31, 2026. There is a one year renewal provision of which the Company is not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. The Company recorded right-of-use assets of approximately $0.1 million and lease liabilities of approximately $0.1 million related to this lease. The lease is treated as an operating lease.

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

In August 2024, the Company entered into a month-to-month lease agreement with PWR LLC to sublease a portion of it's Burnham Lease located at 12627 S 182nd Pl, Gilbert, Arizona. The sublease agreement is set on a rolling 30-day renewal basis, allowing either party to terminate the agreement with a 30-day notice. The Company recorded $15,000 in other income for the three months ended March 31, 2025. The Company did not have any sublease income for the three months ended March 31, 2024.

The Company has elected to apply the short-term lease practical expedient in accordance with ASC 842, Leases. Under this guidance, the Company has chosen not to recognize right-of-use assets or lease liabilities for leases with a lease term of 12 months or less. Instead, lease payments for these short-term leases are recognized as expense on a straight-line basis over the lease term.
The components of lease expense are as follows (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating leases:
Operating lease cost	$243	$471
Variable lease cost	15	—
Short-term lease costs - equipment	752	—
Operating lease expense	$1,010	$471

Supplemental cash flow information related to the leases were as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating cash flows - operating leases (in thousands)	$228	$484
Weighted-average remaining lease term – operating leases (in years)	2.3	2.7
Weighted-average discount rate – operating leases	12.0%	12.0%
As of March 31, 2025, future minimum payments are as follows (in thousands):

Operating Leases
2025 (remaining)	$592
2026	728
2027	410
Total	1,730
Less present value discount	(224)
Operating lease liabilities	1,506
Less: lease liabilities - current	(638)
Lease liabilities - non-current	$868
As of March 31, 2025, the Company had operating lease liabilities of approximately $1.5 million and right-of-use assets of approximately $1.7 million, which are included in the condensed consolidated balance sheet.
Note 10 – Commitments and Contingencies
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
Purchase Commitment

In September 2024, the Company and Electro Scan Inc. ("Electro Scan") entered into an Exclusivity Agreement for Performance of Services (the "Exclusivity Agreement"), as amended on December 5, 2024. The Company needs to achieve a minimum annual performance level to maintain the exclusivity. Under the Exclusivity Agreement, as amended, the Company committed to pay Electro Scan three tranche payments totaling $3.0 million, which secure licensing rights, exclusivity and a total of 66 product units to be delivered by Electro Scan. The payment obligation remaining as of December 31, 2024 was $1.3 million, which was paid in full during the three months ended March 31, 2025. As the related product units were not received as of March 31, 2025, the related payment was recorded under prepaid and other current assets.
Note 11 – Segment Reporting
In July 2024, the Company implemented an organizational change to align its reportable segments more closely with its business structure. In connection with its segment reporting change, the Company has recast previously reported amounts across all reportable segments to conform to current segment presentation.

The Company had four operating and four reportable segments as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025, including the Smart Windows division, the Fiber Optics division, the Slant Wells group, and Element 82. The Company had two operating and reportable segments for the three months ended March 31, 2024, including the Smart Windows division and the Fiber Optics division. This is consistent with how the CODM, who is the Company's Chief Executive Officer ("CEO"), allocates resources and makes decisions. Segment accounting policies are the same as described and referenced in Note 2 – Basis of Presentation and Significant Accounting Policies.

Segment revenue recognized for the three months ended March 31, 2025 mainly includes sales of services and relates to the Fiber Optics division, the Slant Wells group and Element 82. The Company derives income and revenues primarily from the U.S. Segment profit is determined based on performance measures used by the CODM. The CODM uses gross margin and segment profit (loss) to assess performance and allocate resources to each segment, primarily through the review of financial projections and actual statements of operations.

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

The following table presents a comparative summary of the Company’s revenues by reportable segment for the periods presented (in thousands, except percentages):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
		%		%
Segment Revenue
Smart Windows	$—	—%	$—	—%
Fiber Optics	1,272	46%	682	100%
Slant Wells	258	9%	—	—%
Element 82	1,242	45%	—	—%
Total Revenue	$2,772	100%	$682	100%

All of the Company's long-lived assets are located in the U.S., except when temporarily relocated for construction projects overseas. The following table presents a comparative summary of the Company’s long-lived assets by reportable segment as of the balance sheet dates presented (in thousands, except percentages):

	March 31, 2025		December 31, 2024
		%		%
Long-Lived Assets
Smart Windows	$2,410	21%	$2,414	22%
Fiber Optics	5,328	46%	5,608	51%
Slant Wells	832	7%	858	8%
Element 82	3,045	26%	2,082	19%
Total Segment Assets	11,615	100%	10,962	100%
Corporate	432		309
Total Long-Lived Assets	$12,047		$11,271

The following table presents a comparative summary of the Company’s geographic revenue by reportable segment for the three month periods presented (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Geographic Revenue
U.S.	$2,514	$682
Mexico (Slant Wells)	258	—
Total Geographic Revenue	$2,772	$682

The following table presents a comparative summary of the Company’s profit or loss measure by reportable segment for the periods presented (in thousands):

	For the Three Months Ended March 31, 2025
	Smart Windows	Fiber Optics	Slant Wells	Element 82	Corporate and Other (a)	Total
Revenue	$—	$1,272	$258	$1,242	$—	$2,772
Cost of revenue (excluding depreciation and amortization)	—	(2,427)	(401)	(638)	—	(3,466)
Gross margin	—	(1,155)	(143)	604	—	(694)

Compensation (excluding research and development)	—	294	—	239	2,070	2,603
Travel expenses	108	116	—	23	132	379
Occupancy (rent and utilities)	85	52	—	1	58	196
Professional fees	160	439	—	—	2,835	3,434
General and administrative insurance	—	121	—	15	28	164
Research and development (excluding depreciation and amortization)	1,073	—	—	—	—	1,073
Public company expenses	—	—	—	—	114	114
Other segment items (b)	—	557	—	31	182	770
Depreciation and amortization	146	194	33	98	2	473
Segment profit (loss)	(1,572)	(2,928)	(176)	197	(5,421)	(9,900)

Reconciliation of profit or loss
Adjustments and reconciling items:
Interest income	—	—	—	—	198	198
Other income, net (c)	—	—	—	—	18	18
Net income (loss)	$(1,572)	$(2,928)	$(176)	$197	$(5,205)	$(9,684)

(a) The Corporate and Other are expenses that are not currently allocated among operating segments.
(b) The other segment items primarily include repairs and maintenance, dues and subscriptions, accrual of arbitration settlement, office supplies and other miscellaneous selling, general and administrative expenses.
(c) Other income, net primarily includes other miscellaneous income.

	For the Three Months Ended March 31, 2024
	Smart Windows	Fiber Optics	Slant Wells	Element 82	Corporate and Other (a)	Total
Revenue	$—	$682	$—	$—	$—	$682
Cost of revenue (excluding depreciation and amortization)	—	(1,636)	—	—	—	(1,636)
Gross margin	—	(954)	—	—	—	(954)

Compensation (excluding research and development)	—	4	—	—	797	801
Travel expenses	6	54	—	—	4	64
Occupancy (rent and utilities)	84	33	—	—	65	182
Professional fees	30	9	—	—	433	472
General and administrative insurance	—	—	—	—	23	23
Research and development (excluding depreciation and amortization)	756	—	—	—	—	756
Public company expenses	—	—	—	—	39	39
Other segment items (b)	—	35	—	—	167	202
Depreciation and amortization	142	69	—	—	1	212
Segment loss	(1,018)	(1,158)	—	—	(1,529)	(3,705)

Reconciliation of loss
Adjustments and reconciling items:
Interest expense	—	—	—	—	(860)	(860)
Other expense, net (c)	—	—	—	—	(47)	(47)
Net loss	$(1,018)	$(1,158)	$—	$—	$(2,436)	$(4,612)

(a) The Corporate and Other are expenses that are not currently allocated among operating segments.
(b) The other segment items primarily include dues and subscriptions, office supplies and other miscellaneous selling, general and administrative expenses.
(c) The other expense, net primarily includes change in fair value of warrant liabilities, and other miscellaneous expenses.

Note 12 – Net Loss Per Share Attributable to Common Stockholders

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Numerator
Net loss	$(9,684)	$(4,612)
Less: Cumulative dividends on Series A preferred stock	—	(5)
Less: Cumulative dividends on Series B preferred stock	—	(29)
Less: Cumulative dividends on Series C preferred stock	—	(10)
Less: Cumulative dividends on Series F preferred stock	—	(178)
Less: Cumulative dividends on Series F-1 preferred stock	—	(26)
Less: Cumulative dividends on Series F-2 preferred stock	—	(35)
Net loss attributable to common stockholders, basic and diluted	$(9,684)	$(4,895)

Denominator
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	1,672,581	1,699
Basic and diluted net loss per share attributable to common stockholders	1,672,581	1,699

Net loss and attributable to common stockholders, basic and diluted
Basic and diluted net loss per share attributable to common stockholders	$(5.79)	$(2,881.11)

Potentially dilutive securities are excluded from the calculation of diluted net loss per share attributable to common stockholders if their inclusion is anti-dilutive.

The following table shows the outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders, on a common stock equivalent basis:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Series A preferred stock	-	1
Series B preferred stock	-	2
Series C preferred stock	-	1
Series F preferred stock	-	23
Series F-1 preferred stock	-	4
Series F-2 preferred stock	-	6
Warrants to purchase common stock (excluding penny warrants)	606,554	226
Warrants to purchase Series E preferred stock	34	34
Options to purchase common stock	102	104
Unvested RSUs	7,150	51
Commitment shares	-	10
Total	613,840	462

Note 13 – Related Party Transactions
Horizon HDD is a domestic limited liability company formed in the state of Texas in 2017, with Karon Greene as its registered agent and managing member. Horizon HDD is 100% owned by Mr. Corey Boaz, who is also the President of the Company's Fiber Optics division. As such, Horizon HDD is considered a related party to the Company.

In May 2024, the Company engaged Horizon HDD to rent equipment and provide services to the Company's Fiber Optics division and Slant Wells group as a subcontractor and back-office labor resource. During the three months ended March 31, 2025, the Company incurred costs of $1.0 million with Horizon HDD, which are presented as cost of revenue - related party in the condensed consolidated statements of operations and comprehensive loss. The Company made payments totaling approximately $2.4 million to Horizon HDD during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, the Company had an outstanding payable to Horizon HDD of approximately $1.3 million and $2.8 million, which is presented as accounts payable - related party in the condensed consolidated balance sheets, respectively.
Note 14 – Subsequent Events

In April 2025, the Company's Board of Directors approved the grant of 1,316,318 restricted stock awards ("RSAs") to certain current employees, executive officers, and directors under the 2022 Plan and 2024 Plan. Additionally, 627,500 RSAs were granted to eight newly hired employees as an inducement equity award (the "April 2025 Inducement Award") outside of the Company's equity plans, in accordance with Nasdaq Listing Rule 5635(c)(4).

The RSAs issued under the 2022 Plan and 2024 Plan were granted across two separate grant dates. On April 25, 2025, the Company granted 1,016,318 RSAs, when the stock price was $1.72 per share, with a total estimated grant date fair value of approximately $1.7 million. On May 6, 2025, the Company granted 300,000 RSAs, when the stock price was $1.65 per share, with a total estimated grant date fair value of approximately $0.5 million. The April 2025 Inducement Award was granted on May 6, 2025, when the Company's stock price was $1.65 per share, with a total estimated grant date fair value of approximately $1.0 million. All RSAs granted will fully vest on the second anniversary of the grant date.

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

Management’s plans and basis of presentation:
Overview
Crown Electrokinetics Corp. was incorporated in the State of Delaware on April 20, 2015, originally under the name 3D Nanocolor Corp. On October 6, 2017, we changed our name to Crown Electrokinetics Corp. to reflect our focus on pioneering electrokinetic technology which is the core of our "Smart Windows" division, revolves around the commercialization of smart or dynamic glass solutions. Our proprietary electrokinetic glass technology, which is an innovation derived from microfluidic advancements originally developed by HP Inc., offers groundbreaking applications for energy-efficient smart windows in various sectors.

In addition to the Smart Windows division, we have strategically diversified operations with the creation of the "Fiber Optics" division, as well as our "Element 82", and the "Slant Well" businesses. Crown Fiber Optics Corp. ("Fiber Optics") was established following the acquisition of Amerigen 7 assets, which focused on 5G fiber optics infrastructure.

Through Crown Fiber Optics, we provide contracting services for the design, engineering, and construction of both aerial and underground fiber optic networks. As demand for higher telecommunications bandwidth continues to surge, this business aims to expand through selective market share growth, potential acquisitions, and the use of cutting-edge equipment such as micro trenchers to enhance efficiency and service delivery.

Element 82 Inc. ("Element 82") is a wholly-owned subsidiary specializing in advanced techniques for the identification of lead service lines with minimal disruption. This business supports utility systems in modernizing legacy infrastructure in compliance with current regulatory standards.

The Slant Wells group focuses on the construction of proprietary slant wells that extract water from under the ocean floor. This water is supplied to desalination plants, which convert it into fresh water for use in planned development sites.

Together, the Company's Smart Windows, Fiber Optics, Element 82, and Slant Wells divisions create a multifaceted business positioned to deliver innovative solutions across multiple industries.

January 2025 and June 2024 Reverse Stock Splits

Our Board of Directors, following approval by our stockholders, approved a reverse stock split of our common stock at a ratio of one-for-150 basis, and, following such approval, we filed an amendment to our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect the reverse stock split on June 25, 2024 (the “June 2024 Reverse Stock Split”).

On January 28, 2025, our Board of Directors authorized another reverse stock split (the “January 2025 Reverse Stock Split,” and together with the June 2024 Reverse Stock Split, the “Reverse Stock Splits”) at an exchange ratio of one-for-150 basis, without reducing the authorized number of our shares of common stock. The January 2025 Reverse Stock Split was effective on January 30, 2025.

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

All references to common stock, restricted stock units, warrants and options to purchase common stock share data, per share data and related information contained in the condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the effect of the January 2025 Reverse Stock Split and the June 2024 Reverse Stock Split.

Nasdaq Delisting Determination

On March 3, 2025, we received a letter notifying us that the Nasdaq Hearings Panel has determined to delist our common stock and trading of our common stock on Nasdaq was suspended on March 5, 2025. Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration on Form 25 with the SEC after applicable appeal periods have lapsed. We have submitted a request for reconsideration to the Panel and have otherwise appealed the determination to the Nasdaq Listing and Hearing Review Council. In the interim, notwithstanding the suspension of trading on Nasdaq, our common stock is eligible for quotation, and has been traded on the over-the-counter ("OTC") Markets system under our existing symbol, “CRKN”.

Condensed Consolidated Results of Operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change

Revenue	$2,772	$682	$2,090
Cost of revenue	2,792	1,705	1,087
Cost of revenue - related party	997	-	997
Gross margin	(1,017)	(1,023)	6

Operating expenses:
Research and development	1,219	898	321
Selling, general and administrative	7,664	1,784	5,880
Total operating expenses	8,883	2,682	6,201

Loss from operations	(9,900)	(3,705)	(6,195)

Non-operating income (expense), net:
Interest income (expense), net	198	(860)	1,058
Change in fair value of warrants	-	(23)	23
Other income (expense), net	18	(24)	42
Total non-operating income (expense), net	216	(907)	1,123
Net loss and comprehensive loss	$(9,684)	$(4,612)	$(5,072)
Revenue

Revenue is generated by the Fiber Optics, Element 82, and Slant Wells businesses, and was $2.8 million and $0.7 million for the three months ended March 31, 2025, and 2024, respectively. The increase in revenue of $2.1 million for the three months ended March 31, 2025 compared to the same period in 2024, is primarily due to new contracts we entered into with a range of clients from Fortune 500 tier 1 telecoms to local municipalities under the Fiber Optics, Element 82 and Slant Wells businesses.

Cost of Revenue and Cost of Revenue - Related Party

Cost of revenue is generated by the Fiber Optics, Element 82, and Slant Wells businesses, and was $2.8 million and $1.7 million for the three months ended March 31, 2025, and 2024, respectively.

Cost of revenue - related party is costs with Horizon HDD LLC ("Horizon HDD"), related to subcontractor labor, equipment, and truck rentals generated by the Fiber Optics business and was $1.0 million for the three months ended March 31, 2025. There was no cost of revenue incurred with related party for the three months ended March 31, 2024.

The increase in cost of revenue, including costs incurred with Horizon HDD, of $2.1 million for the three months ended March 31, 2025 compared to the same period in 2024, is primarily due to the increased costs to fulfill the additional contracts for the Fiber Optics, Element 82 and Slant Wells business and were driven by increases in subcontractor labor of $1.1 million, equipment rental cost and depreciation of $0.7 million, shipping, freight and delivery costs of $0.1 million, and travel expenses of $0.1 million.

Research and Development

Research and development expense was $1.2 million for the three months ended March 31, 2025 compared to $0.9 million for the three months ended March 31, 2024. The increase of $0.3 million is primarily related to an increase in salaries and benefits.

Selling, General and Administrative

Selling, general and administrative expense was $7.7 million for the three months ended March 31, 2025 compared to $1.8 million for the three months ended March 31, 2024. The $5.9 million increase is primarily due to increases in professional fees of $3.0 million, salary and benefits of $1.8 million, travel expenses of $0.3 million, insurance expenses of $0.1 million, public company expenses of $0.1 million, and other expenses of $0.6 million.

Interest Income (Expense), Net

Net interest income was $0.2 million for the three months ended March 31, 2025, compared to net interest expense of $0.9 million, which primarily consisted of amortization of deferred issuance costs that were fully amortized during 2024, for the three months ended March 31, 2024. The $1.1 million change is primarily due to the repayment or settlement through conversion of our major notes payable, line of credit borrowings and senior secured notes, and a higher cash balance from the issuance of common stock through the at-the-market offering and equity line-of-credit arrangements in 2024 and January 2025.

Change in Fair Value of Warrants

The change in fair value of warrants was zero for the three months ended March 31, 2025, compared to a loss of $23,000 for the three months ended March 31, 2024. The change in fair value of warrants was insignificant for both periods. The fair value of previously recognized warrant liabilities was reduced to zero as of December 31, 2024.

Other Income (Expense), Net

Net other income for the three months ended March 31, 2025 was $18,000, compared to a net other expense of $24,000 for the three months ended March 31, 2024. The other income (expense), net was insignificant for both periods.
Liquidity
We had an accumulated deficit of approximately $152.6 million, a net loss of $9.7 million, and used approximately $11.0 million in net cash in operating activities as of and for the three months ended March 31, 2025. We expect to continue to incur ongoing administrative and other expenses, including public company expenses.

Our common stock is currently suspended on the Nasdaq Capital Market, subject to delisting, and our common stock currently is quoted on the OTC markets, which results in a limited public market for our common stock and will have a negative impact on our ability to raise capital.
We previously concluded in our annual report on Form 10-K for the year ended December 31, 2024, that based on our cash balance, the anticipated quarterly profit, measured in net income, starting in the second half of 2025 from revenue generated by the Fiber Optics division, and our planned spending, substantial doubt about our ability to continue as a going concern did not exist.

As part of the quarterly reporting process, we have reassessed our future revenue growth in 2025 in response to the actual operating results for the three months ended March 31, 2025, and the current market conditions, including uncertainties arising from the new administration's policies and recent cost-cutting measures. While we anticipate growth in 2025 and 2026, the early-stage nature of a substantial portion of our operations introduces uncertainty regarding the timing and scale of this growth. As such, there can be no assurance that projected growth targets will be achieved as planned or at anticipated volumes.

We have previously obtained additional capital through the sale of debt or equity instruments to fund operations. Our common stock was suspended on Nasdaq, subject to delisting, on March 5, 2025, which has negatively impacted our ability to raise capital. Following the Nasdaq suspension and potential delisting of our common stock, we are no longer able to raise capital under our at-the-market offering program or equity line-of-credit. There can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders, and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to secure the necessary financing, we may be forced to scale back or discontinue operations.

Given the uncertainties surrounding our operational growth and capital acquisition, management believes there is substantial doubt regarding our ability to continue as a going concern for the twelve months following the issuance of these condensed consolidated financial statements.

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

Equity Line of Credit - Liqueous, LP

During the fourth quarter of 2024, we sold 133,338 shares of common stock for approximately $7.4 million of total net proceeds, after deducting issuance costs of $0.2 million, at a weighted-average price of $55.33 per share. As of December 31, 2024, we received $1.5 million in cash proceeds and the remaining $5.9 million was deemed uncollectible.

At-the-Market ("ATM") Offering

In the first quarter of 2024, we received net proceeds on sales of 215 shares of common stock under the at-the-market offering for approximately $0.6 million after deducting $28,000 in issuance costs. The weighted-average price of the common stock was $2,726.57 per share.

In the third quarter of 2024, we received net proceeds on sales of 6,536 shares of common stock under the at-the-market offering of approximately $1.2 million after deducting $37,000 in issuance costs. The weighted-average price of the common stock was $181.02 per share.

In the fourth quarter of 2024, we sold 612,702 shares of common stock under the at-the-market offering of approximately $19.8 million total net proceeds, after deducting $0.8 million in issuance costs. The weighted-average price of the common stock was $32.28 per share.

In January 2025, we sold 947,128 shares of common stock under the at-the-market offering for approximately $21.2 million in net proceeds, after deducting $0.9 million in issuance costs, of which $1.1 million had been received in December 2024. The weighted-average sales price of the common stock was $22.39 per share.

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
Cash Flows

	Three Months Ended March 31,
	2025	2024	Change
Cash at the beginning of the period	$13,699	$1,059	$12,640
Net cash used in operating activities	(11,014)	(2,677)	(8,337)
Net cash used in investing activities	(1,657)	(63)	(1,594)
Net cash provided by financing activities	21,422	1,971	19,451
Cash at the end of the period	$22,450	$290	$22,160
Net Cash Used in Operating Activities
For the three months ended March 31, 2025, net cash used in operating activities was $11.0 million, which primarily consisted of our net loss of $9.7 million, adjusted for non-cash expenses of $3.1 million, which primarily consisted of stock-based compensation related to issuance of warrants in exchange for services of $1.6 million, stock-based compensation and employee inducement award expenses totaling $0.5 million, depreciation and amortization of $0.5 million, provision for credit loss expense of $0.3 million and the amortization of right-of-use assets of $0.2 million. The net change in operating assets and liabilities was $4.4 million, consisting primarily of an increase of $0.6 million in contract assets, a decrease of $0.4 million in accounts payable, a decrease of $1.4 million in accounts payable - related party, a decrease of $2.0 million in accrued expense and other current liabilities, and a decrease of $0.2 million in lease liabilities, partially offset by a decrease of $0.1 million in prepaid and other assets, and a decrease of $0.1 million in accounts and retention receivables.
For the three months ended March 31, 2024, net cash used in operating activities was $2.7 million, which primarily consisted of our net loss of $4.6 million, adjusted for non-cash expenses of $1.6 million, which primarily consisted of stock-based compensation of $0.3 million, depreciation and amortization of $0.2 million, amortization of deferred debt issuance costs of $0.9 million and amortization of right-of-use assets of $0.2 million. The net change in operating assets and liabilities was $0.3 million, primarily consisting of an increase of contract liabilities of $1.3 million, and accounts payable of $0.8 million, partially offset by an increase of accounts receivable of $1.3 million and prepaid and other assets of $0.1 million, as well as a decrease in accrued expenses and other current liabilities of $0.2 million, and lease liabilities of $0.2 million .
Net Cash Used in Investing Activities
For the three months ended March 31, 2025, net cash used in investing activities was approximately $1.7 million, primarily driven by purchases of property and equipment.
For the three months ended March 31, 2024, net cash used in investing activities was approximately $0.1 million, which was due to purchases of property and equipment.
Net Cash Provided by Financing Activities
For the three months ended March 31, 2025, net cash provided by financing activities was $21.4 million, which primarily related to net proceeds received from the issuance of common stock in connection with our ATM Offering totaling $21.5 million.
For the three months ended March 31, 2024, net cash provided by financing activities was $2.0 million, consisting of $1.4 million in proceeds from issuance of common stock in connection with equity line-of-credit, net of issuance costs and $0.6 million in proceeds from issuance of common stock/at-the-market offering, net of issuance costs.
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

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2025, as compared with those previously disclosed in Part II, Item 7. Management's Discussion and Analysis of Financial

Condition and Results of Operations, of our Annual Report on Form 10‑K for the year ended December 31, 2024, filed with the SEC on March 31, 2025.

Our significant accounting policies are included in Note 2, Basis of Presentation and Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10‑K for the year ended December 31, 2024.

Recent Accounting Pronouncements
For a discussion of accounting pronouncements recently adopted and those issued but not yet adopted, refer to Note 2, Basis of Presentation and Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which we include herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements for external purposes in accordance with U.S. GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. Our conclusion that we have material weaknesses is due to the reasonable possibility that a material error could occur and may not be detected or prevented. Based on our evaluation, management concluded that our disclosure controls and procedures were not operating effectively as of March 31, 2025.

Management noted the following deficiencies that we believe to be material weaknesses as of March 31, 2025:

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

We also engaged outside technology leaders to perform a thorough review of the design of information technology general and application controls over certain operating systems and has made a preliminary assessment that no material gaps exist. Due to limited staffing in the financial reporting function, revised procedures were established to ensure adequate segregation of duties and evidencing appropriate review and approval. It is management’s intention to continue to actively work on the plan for remediation and the estimated timeline for remediation is by second quarter of 2025.

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

This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Quarterly Report.

Changes in Internal Control over Financial Reporting

There was active remediation efforts in establishing preventative and detective internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2024 and three months ended March 31, 2025. Management noted that controls were designed as of March 31, 2025, however management has not completed its testing of controls for operating effectiveness, and as such concluded that the design and operating effectiveness of our disclosure controls and procedures were not effective as of March 31, 2025.

The steps taken were created to be consistent with the goal of preventing any problems that promote systematic changes, including reviewing and revising policies and procedures, enhancing existing or implementing new internal controls to detect future errors and misconduct, and redesigning training programs to ensure staff focus on the relevant issues. Disciplining firm personnel who engage in misconduct, informing and compensating injured parties, and hiring an independent consultant, where appropriate, to comprehensively evaluate policies and internal controls, can go a long way towards placing the firm in the best light possible for any regulatory or other scrutiny that may later occur.

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

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors
Item 1A. Risk Factors
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
N/A
Item 5. Other Information
N/A

Item 6. Exhibits

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1/A filed on September 18, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of Crown Electrokinetics Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on January 27, 2021).
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

3.15	Bylaws (incorporated by reference to Exhibit 3.5 to the registrant’s Form S-1/A filed on September 18, 2019).
3.16	Amendment No. 1 to the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on May 28, 2024).
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Electrokinetics Corp.

Dated: May 15, 2025	/s/ Doug Croxall
Doug Croxall
Chief Executive Officer and
Principal Executive Officer

Dated: May 15, 2025	/s/ Joel Krutz
Joel Krutz
Chief Financial Officer and
Principal Financial Officer